Form 10-K
period 2019-12-31
SWK Holdings Corp
filed 2020-03-30
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-39184

SWK HOLDINGS CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14755 Preston Road, Suite 105
Dallas, TX	75254
(Address of Principal Executive Offices)	(Zip Code)

(972) 687-7250
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	SWKH	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights	SWKH	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $35,538,769 based on the June 28, 2019, closing price of the Registrant’s Common Stock on such date as reported on the OTCQB Marketplace of $9.80.

On March 23, 2020, the Registrant had outstanding approximately 12,912,016 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders	PART III

SWK Holdings Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2019

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

Overview

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, we commenced a strategy of building a specialty finance and asset management business. In August 2019, we commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. Our operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” We allocate capital to each segment in order to generate income through the sales of life science products by third parties. We are headquartered in Dallas, Texas.

Finance Receivables Segment

Our Finance Receivables segment strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. This segment is primarily focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. We have been deploying our assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis. In addition, through our wholly-owned subsidiary, SWK Advisors LLC, we provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. We intend to fund transactions through our own working capital and our revolving credit facility, as well as by building our asset management business by raising additional third-party capital to be invested alongside our capital.

We fill a niche that we believe is underserved in the sub-$50 million transaction size. Since many of our competitors that provide longer term, non-traditional debt and/or royalty-related financing options have much greater financial resources than us, they tend not to focus on transaction sizes below $50 million, as it is generally inefficient for them to do so. In addition, we do not believe that a sufficient number of other companies offer similar types of long-term financing options to fill the demand of the sub-$50 million market. As such, we believe we face less competition from such investors in transactions that are less than $50 million.

As of March 23, 2020, and since inception of the strategy, we and our partners have executed transactions with 36 different parties under our specialty finance strategy, funding an aggregate of approximately $539.1 million in various financial products across the life science sector. Our portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (together “life science”), and we tailor our financial solutions to the needs of our business partners. Our business partners are primarily engaged in selling products that directly or indirectly cure diseases and/or improve the wellness of people or animals, or they receive royalties paid on the sales of such products. For example, our biotechnology and pharmaceutical business partners manufacture medication that directly treat disease states, whereas our life science tools partners sell a wide variety of research instrumentation to help other companies conduct research into disease states.

The objective of our Finance Receivables segment is to maximize our portfolio total return, and thus, increase our net income and book value by generating income from three sources:

1.	primarily owning or financing through debt investments, royalties or revenue interests generated by the sales of life science products and related intellectual property;
2.	receiving interest and other income by advancing capital in the form of secured debt to companies in the life science sector; and
3.	to a lesser extent, realizing capital appreciation from equity-related investments in the life sciences sector.

In our portfolio we seek to achieve attractive risk-adjusted current yields and opportunities with the potential for equity-like returns with protection that credit provides.

The majority of our finance receivables transactions are structured similarly to factoring transactions whereby we provide capital in exchange for an interest in an existing revenue stream. We do not anticipate providing capital in situations prior to the commercialization of a product. The existing revenue stream can take several forms, but is most commonly either a royalty derived from the sales of a life science product (1) from the marketing efforts of a third party, such as a royalty paid to an inventor on the sales of a medicine, or (2) from the marketing efforts of a partner company, such as a medical device company that directly sells its own products. Our structured debt investments may include warrants or other features, giving us the potential to realize enhanced returns on a portion of our portfolio. Capital that we provide directly to our partners is generally used for growth and general working capital purposes, as well as for acquisitions or recapitalizations in select cases. We generally fund the full amount of transactions up to $20 million through our working capital.

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

Pharmaceutical Development Segment

On August 26, 2019, we commenced our Pharmaceutical Development segment with the acquisition of Enteris BioPharma, Inc. (“Enteris”). Enteris is a clinical stage biopharmaceutical company offering innovative formulation solutions built around its proprietary oral drug delivery technologies, the Peptelligence® platform. Since its founding in 2013, Enteris has advanced multiple internal and external programs leveraging Peptelligence®, which enables the oral delivery of molecules that are typically injected, including peptides and BCS Class II, III, and IV small molecules, in an enteric-coated tablet formulation. Peptelligence® utilizes a unique multifaceted approach to increase the solubility and absorption of peptides and small molecules, addressing the complex challenges regarding solubility and permeability of therapeutics with low oral bioavailability. Peptelligence® is protected by an extensive patent estate, some of which extends until 2036.

Our Pharmaceutical Development segment strategy is to utilize the Peptelligence® platform to create a wholly-owned portfolio of milestone and royalty income by out-licensing our technology in two ways. First, we intend to out-license our technology to pharmaceutical companies to create novel and important oral therapeutic treatments for a wide variety of indications. Second, we intend to out-license to pharmaceutical companies our internally developed reformulations of approved, off-patent injectable therapeutic treatments where Peptelligence® enables oral delivery, resulting in meaningful improvements for patients and caregivers. We also generate income by providing customers pharmaceutical development services, formulation and manufacturing with the ultimate goal of generating new out-license agreements of the technology.

Peptelligence® is the subject of several active external development programs, the most advanced of which include Taurus Development Company’s TBRIA™, an oral calcitonin for patients with postmenopausal osteoporosis, and an oral formulation of Cara’s KORSUVA™, a potent peripheral kappa opioid receptor agonist for chronic pain and pruritus, currently in Phase II clinical development.

Our internal product pipeline consists of Ovarest®, an oral leuprolide tablet being evaluated for its potential to treat endometriosis, and Tobrate™, an oral tobramycin tablet being evaluated for the treatment of uncomplicated urinary tract infections (uUTI).

Tax Attributes

We view our ability to carry forward our net operating losses, or NOLs, as an important and substantial asset. In order to preserve stockholder value by protecting our ability to carry forward our NOLs, we entered into a rights agreement that provided for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The purchase rights become exercisable after the acquisition or attempted acquisition of 4.9 percent or more of our outstanding common stock without the prior approval of our board of directors. Our current rights agreement (the “Rights Agreement”) was entered into as of April 8, 2016 and has been extended to expire on April 8, 2022. Under the Rights Agreement, Carlson Capital, L.P. and its affiliates (collectively, “Carlson”), are designated as Exempt Persons (as defined in the Rights Agreement) unless they own more than 76 percent of the outstanding shares of our common stock in the aggregate.

At this time, under current law, we do not anticipate that our current business strategies will generate sufficient income to permit us to utilize all of our NOLs prior to their respective expiration dates. As such, it is possible that we might pursue additional strategies that we believe might result in our ability to utilize more of our NOLs.

Competition

In our Finance Receivables segment, we face competition in the pursuit of outside investors, investment management clients and opportunities to deploy our capital in attractive healthcare related companies. Our primary competitors provide financing to prospective companies and include non-bank financial institutions, federal or state chartered banks, venture debt funds, venture capital funds, private equity funds, pharmaceutical royalty and other investment funds, business development companies and investment banks. Many of these entities have greater financial and managerial resources than we have. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create a competitive disadvantage for us. As a result, we tend not to compete on price, but instead focus on our industry experience, flexible financing options and speed to evaluate and complete a transaction. In addition, since many of our competitors that provide non-traditional debt and/or longer term, royalty-related financing options have much greater financial resources than us, they tend not to focus on transaction sizes below $50 million as it is generally inefficient for them to do so. As such, we believe we face less competition from such investors in transactions that are less than $50 million.

In our Pharmaceutical Development segment, we face competition in introducing products that improve efficacy, safety, patients’ and clinicians’ ease of use and cost-effectiveness. The success of new product offerings will depend on many factors, including our ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from competitors. A failure by us to successfully commercialize existing or planned products could have a material adverse effect on our business, financial condition and results of operations.

For additional information concerning the competitive risks we face, see “Item 1A., Risk Factors.

Employees

As of December 31, 2019, we had 30 full-time employees.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

Additional Information

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act’’), with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.

Our internet site is http://www.swkhold.com. We will make available free of charge through our website in the “Investor Relations - SEC Filings” section our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also, posted on our website in the “Investor Relations - Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Governance Committee as well as our Code of Ethics and Insider Trading Policy governing our directors, officers and employees. Information on or accessible through our website is not a part of, and is not incorporated into, this report.

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

Risks Related to Pharmaceutical Development Segment

Enteris’ product candidates are in early stages of development and Enteris and any licensees may not be successful in efforts to develop products for many years, if ever.

Enteris’ success depends on its and any licensees’ ability to commercialize their products that will generate revenues sufficient to sustain and grow its operations. Most of our product candidates are in early stages of development and have not been out-licensed. The successful development of these products is expected to take several more years.  Similarly, neither Enteris nor any potential licensee may ever develop and commercialize any other peptide or small molecule product that helps us achieve profitability and growth.  Even if Enteris and/or a licensee is successful in developing such a product, it is likely that development of any product will take several years.  Enteris’ ability to achieve growth is dependent on a number of factors, including Enteris and its licensees’ ability to complete development efforts and obtain regulatory approval for additional product candidates.

Enteris’ partners may not be successful in their efforts to gain regulatory approval for any of their product candidates and, if approved, the approval may not be on a timely basis.

Even if any of Enteris’ licensees are successful in their development efforts, they may not be able to obtain the necessary regulatory approval for their product candidates. The Food and Drug Administration (“FDA”) must approve the commercial manufacture and sale of pharmaceutical products in the United States. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. None of Enteris’ partners’ products have been approved for sale in the United States or may ever receive the approvals necessary for commercialization. Additional human testing must be conducted on our partners’ product candidates before they can be approved for commercial sale and such testing requires the investment of significant resources. Any delay in receiving, or failure to receive, these approvals would adversely affect Enteris’ ability to generate product revenues.

Current and future legislation may increase the difficulty and cost for Enteris’ partners to obtain marketing approval of and the commercialization of their product candidates. This could affect the timing as well as the amount of royalty income Enteris may earn as a result.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for Enteris’ partners’ product candidates, restrict or regulate post-approval activities and affect our partners’ ability to profitably sell their product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our partners’ product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject our partners to more stringent product labeling and post-marketing testing and other requirements.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 or, collectively, the Health Care Reform Law, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the healthcare industry and impose additional health policy reforms. The Health Care Reform Law revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the law imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

 The Health Care Reform Law remains subject to legislative efforts to repeal, modify or delay the implementation of the law. However, if the Health Care Reform Law is repealed or modified, or if implementation of certain aspects of the Health Care Reform Law are delayed, such repeal, modification or delay may, materially adversely impact our business, strategies, prospects, operating results or financial condition. We are unable to predict the full impact of any repeal, modification or delay in the implementation of the Health Care Reform Law on our business at this time. Due to the substantial regulatory changes that will need to be implemented by the Centers for Medicare & Medicaid Services and others, and the numerous processes required to implement these reforms, we cannot predict which healthcare initiatives will be implemented at the federal or state level, the timing of any such reforms, or the effect such reforms or any other future legislation or regulation will have on our business.

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

Enteris’ technology or products could give rise to product liability claims.

While Enteris does not have a commercial product, Enteris’ business exposes us to the risk of product liability claims from human testing and the manufacturing of pharmaceutical tablets currently used in clinical trials. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims even if Enteris’ or Enteris’ partners’ products are not actually at fault for causing an injury. Furthermore, Enteris’ products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. While we currently maintain product liability insurance coverage, the amount of coverage may not be sufficient to protect us against losses or may be unavailable in the future on acceptable terms, if at all.

Because Enteris is a biopharmaceutical company, its operations are subject to extensive government regulation.

Our research, development and production activities, as well as those of our collaborators and licensees, are subject to significant regulation by federal, state, local and foreign governmental authorities. The regulatory approval process for a pharmaceutical product requires substantial resources and may take many years. Our partners’ inability to obtain approvals or delays in obtaining approvals would adversely affect our ability to manufacture products, and to receive revenue from milestone payments, product sales or royalties.

The FDA and other regulatory agencies may inspect the Enteris production facility at any time to ensure compliance with current good manufacturing practice guidelines. These guidelines require that Enteris conduct its production operations in strict compliance with established rules for manufacturing and quality controls. Any of these agencies can suspend production operations and product sales if they find significant or repeated deviations from these guidelines. A suspension would likely cause Enteris to incur additional costs or delays in product development and manufacturing.

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

Enteris has filed applications for U.S. patents relating to proprietary peptide manufacturing technology and oral formulations that Enteris has invented in the course of its research. Enteris’ most important U.S. manufacturing and delivery patents expire from 2021 to 2036 and Enteris has applications pending that could extend that protection. To date, twenty-five U.S. patents have issued and other applications are pending. Enteris has also made patent application filings in selected foreign countries and ninety-two foreign patents have issued with other applications pending. Enteris faces the risk that any of its pending applications will not be issued as patents. In addition, Enteris’ patents may be found to be invalid or unenforceable. Enteris’ business also is subject to the risk that its issued patents will not provide Enteris with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent Enteris is unable to protect its patents and patent applications, our investment in those technologies may not yield the benefits that we expect.

Enteris may be unable to retain key employees or recruit additional qualified personnel.

Because of the specialized scientific nature of the business, Enteris is highly dependent upon qualified scientific, technical, production and managerial personnel. There is intense competition for qualified personnel in Enteris’ line of business. There can be no guarantee that existing compensation will serve to prevent Enteris’ employees, including its key employees, from resigning.  Enteris may not be able to attract and retain the qualified personnel necessary to maintain and develop its business. The loss of the services of existing personnel, as well as the failure to recruit additional key personnel in a timely manner, could harm Enteris’ programs and business. In addition, if members of Enteris’ key management team or employees generally were to be affected by the global outbreak the novel coronavirus (referred to hereafter as COVID-19), this could significantly impair Enteris’ ability to execute its business.

Insurance coverage is increasingly more costly and difficult to obtain or maintain.

While Enteris currently has insurance for its business, property and its products, insurance is increasingly more costly and narrower in scope, and Enteris may be required to assume more risk in the future. If Enteris is the subject of claims or suffers a loss or damage in excess of its insurance coverage, Enteris may be required to share that risk in excess of its insurance limits.  If Enteris is the subject of claims or suffers a loss or damage that is outside of its insurance coverage, Enteris may incur significant uninsured costs associated with loss or damage that could have an adverse effect on its operations and financial position. Furthermore, any claims made on any Enteris insurance policies may impact its ability to obtain or maintain insurance coverage at reasonable costs or at all.

Enteris may not be able to renew its existing insurance on terms that are acceptable to Enteris, if at all.  If Enteris is unable to maintain adequate insurance coverage this would have a material adverse effect on its ability to sustain operations.

If Enteris encounters issues with its suppliers or if licensees of its technology encounter issues with their contract manufacturers, Enteris may need to qualify alternative manufacturers or suppliers, which could impair Enteris’ and its licensees’ ability to sufficiently and timely manufacture and supply pharmaceutical products.

Enteris relies on third parties to supply the raw materials needed to manufacture its existing and potential products, including suppliers that are located in Asia. Enteris is undertaking efforts to validate alternate suppliers, but may be unsuccessful in these efforts. Current and future licensees of Enteris’ technology generally rely on third party suppliers and contract manufacturers to manufacture drug products that utilize Enteris’ technology as well.

Any business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as COVID-19, or natural disasters including earthquakes, typhoons, floods and fires and Enteris’ or its licensees’ inability to identify and validate alternate suppliers and contract manufacturers, could affect supply chains. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality.

Any unanticipated disruption caused by problems at suppliers could delay shipment of any of Enteris’ or its licensees’ drug candidates or drug products, which could increase Enteris’ or its licensees’ cost of goods sold or result in lost or decreased sales, royalties or milestone payments to Enteris.

Risks Related to Finance Receivables Segment

We may suffer losses on our principal invested in credit and royalty transactions.

Most of our assets are expected to be royalty streams or debt backed by royalty streams or revenue interests paid by small- and middle-market businesses, which are highly speculative and involve a high degree of risk of credit loss. In addition, we may own royalties or invest in debt backed by royalties or revenue interests that are derived by products that are early in their commercial launch, face intense competition or are subject to other risks, which similarly involve a high degree of risk of principal loss. These risks are likely to increase during volatile economic periods such as those currently being experienced globally due to COVID-19.

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

Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more or fuller relationships with potential business partners than us. Furthermore, many of our competitors are not subject to the maintenance of an exception or exemption from regulation as an investment company, which may allow them more flexibility in advancing capital to companies we may also target such as advancing debt capital that is not repaid by royalty streams or revenue interests. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of existing and increasing competition and our competitors’ ability to provide a total financing package solution, inclusive of both debt and equity capital, we may not be able to take advantage of attractive business opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our business objectives.

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

In addition, the small and middle-market companies to which we are targeting to advance debt are subject to a number of other significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their financial instruments that we hold, which may be accompanied by a deterioration in the value of their assets or of any collateral with respect to any financial obligations and a reduction in the likelihood of our realizing on any guarantees we may have obtained in connection with our investment;

•	they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our partner company, and in turn, on us;

•	they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and

•	they may have difficulty accessing the capital markets to meet future capital needs.

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

Risks Related to Our Business and Structure

Our recent acquisition of Enteris might not be successful.

In August 2019, Enteris, a biotechnology company offering innovative formulation solutions utilizing its proprietary oral drug delivery technology, became our wholly-owned subsidiary.  We acquired Enteris with the intent of expanding its Peptelligence® platform which enables the oral delivery of molecules that are typically injected, including peptides and BCS Class II, III, and IV small molecules, in an enteric-coated tablet formulation. Enteris currently generates revenue from near-term fee-for-service feasibility studies, and by entering into license agreements with third parties permitting them to utilize the Enteris technology in their drug development efforts. Prior to the acquisition, Enteris entered into a non-exclusive commercial license agreement with Cara Therapeutics (“License Agreement”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVA in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory. Until the second anniversary of the entry into the License Agreement, Cara has the right, but not the obligation, to terminate its obligation to pay any royalties under the License Agreement in exchange for a lump sum payment. While Enteris is actively pursuing new revenue and licensing opportunities, there can be no assurance that Enteris will be able to enter into any such agreements.  Even if Enteris is able to enter into such agreements, there can be no assurance as to the terms and conditions of any such agreement.  As a result, the acquisition of Enteris may not be successful or effectively implemented.  If Enteris is unsuccessful, it could have a material adverse effect on our financial condition, results of operations and cash flow.

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

As of December 31, 2019, we had NOL carryforwards for U.S. federal income tax purposes of $360.4 million. The U.S. federal NOL carryforwards, if not offset against future income, will expire by 2032, with the majority of such NOLs expiring by 2021. We may recognize additional NOLs in the future. In order to utilize the NOLs, the Company must generate taxable income that can offset such carryforwards.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 1.63 percent for February 2020. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

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

We depend on the diligence, skill and network of business contacts of our senior management and their access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service of this senior management team, in particular, Winston L. Black, Chief Executive Officer. His departure could have a material adverse effect on our ability to achieve our business objectives. In addition, we have very few employees, so the loss of any employee could be disruptive to our business. In addition, if members of our key management team were to be affected by COVID-19, this could significantly impair our ability to execute our business.

If we are unable to obtain additional debt or equity financing on commercially reasonable terms our business could be materially adversely affected.

As of December 31, 2019, we had $11.2 million of cash and cash equivalents on the balance sheet plus $20.0 million available to be borrowed under our credit facility. As of March 23, 2020, we drew $15.0 million under our credit facility, which increased our cash balance to $23.6 million. We have limited capital to execute our business strategy and have obtained debt financing to fund future growth and obtain funds which may be made available for investments. If we are unable to enter into new debt or equity financing arrangements on commercially reasonable terms, our liquidity may be reduced significantly, and as a result, our ability to implement and grow our business strategy could be materially impacted.

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

Further, during any period of economic stress, we may be required to defer interest payments on loans to our partner companies for a period of time or capitalize deferred interest payments into additional principal balance of loans (“PIK interest”) with our partner companies. In these circumstances, an increase in PIK interest will generally reflect a significant increase of credit risk associated with our investments in partner companies. Even if the accounting conditions for income accrual are met, a partner company could still default when our actual collection is supposed to occur at the maturity of the obligation, which could lead to future losses. Additionally, we may advance additional capital to our partner companies to support their operations during times of economic crisis in order to preserve the value of our collateral. To the extent PIK interest constitutes a material portion of our revenue or we support our partners with additional capital, our cash flow may decrease and our liquidity may suffer.

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

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to partner companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. Most of our term loan agreements with partner companies contain a stated minimum value for LIBOR. As of December 31, 2019, 100 percent of the term loans with our partner companies utilized LIBOR, including a stated minimum of LIBOR, as a reference rate.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021.  It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities, known as the Secured Overnight Funding Rate (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements with our partner companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. If affected credit agreements with our partner companies are unable to be renegotiated, our investments may bear interest at a lower rate, which would decrease investment income and potentially the value of such investments. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and investment income cannot yet be determined.

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

A rise in LIBOR rates could have an adverse impact on the ability of our partner companies to service their debt obligations to us.

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

The liquidity, market price and volume of our stock are volatile.

Our common stock is now listed on the Nasdaq Capital Market (“Nasdaq”). The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, if our common stock does not continue to trade on Nasdaq or another national securities exchange. Nasdaq maintains certain minimum continued listing standards. If we are not able to continue to satisfy the continued listing standards, or qualify for an exemption to such standards, then we could be subject non-compliance status or de-listing.

The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of our drilling results and other events or factors. In addition, the U.S. stock markets have from time to time experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities.

Funds affiliated with Carlson can control or exert significant influence over our management and policies through their ownership of a large amount of our common stock.

As of December 31, 2019, funds affiliated with Carlson owned (including the 100,000 shares of common stock underlying the warrant held by Double Black Diamond Offshore Ltd. (“Double Black”)), in the aggregate 70.5 percent of our combined issued and outstanding common stock, unvested restricted stock, and common stock underlying the warrant. Due to the large percentage of ownership by funds affiliated with Carlson, including Double Black, they have the ability to control or exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or other significant transaction. The investment objectives of Carlson and its affiliates may from time to time be different than or conflict with those of our other stockholders.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant stockholders including funds associated with Carlson. Carlson owns an aggregate of 70.7 percent (9,193,766 common shares including 100,000 common shares issuable upon exercise of a warrant). Pursuant to a Stockholders’ Agreement entered into on August 18, 2014 and a Registration Rights Agreement entered into on September 6, 2013, we filed a Registration Statement on Form S-3 with the SEC on February 3, 2020, which became effective on February 19, 2020, to register all of the common stock owned by funds affiliated with Carlson for sale freely in the public market from time to time.

The market price of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

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

In complying with Section 3(c)(5)(A), one of our subsidiaries, SWK Funding LLC (“SWK Funding”), relies on an interpretation that royalty interests that entitle SWK Funding to collect royalty receivables that are directly based on the sales price of specific biopharmaceutical products that use intellectual property covered by specific license agreements are Qualifying Assets under Section 3(c)(5)(A). This interpretation was promulgated by the SEC staff in a no-action letter issued to Royalty Pharma on August 13, 2010. The assets acquired by SWK Funding therefore, are limited by the provisions of the 1940 Act and SEC staff interpretations thereunder. If the SEC or its staff in the future adopts a contrary interpretation or otherwise restricts the conclusions in the staff’s no-action letter such that royalty interests are no longer treated as Qualifying Assets for purposes of Section 3(c)(5)(A), SWK Funding could be required to restructure its activities or sell certain of its assets, potentially negatively affecting our performance. As a result, our business will be material and adversely affected if SWK Funding fails to qualify for Section 3(c)(5)(A).

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

Risks Associated with Investments in the Health Care and Life Sciences Industries

Public health epidemics, pandemics or outbreaks, including the recent novel coronavirus pandemic (COVID-19), could adversely affect our business.

Public health epidemics, pandemics or outbreaks, and the resulting business or economic disruptions resulting therefrom, could adversely impact our business as well as our ability to raise capital. In December 2019, COVID-19 was identified in Wuhan, China. The virus continues to spread globally, has been declared a pandemic by the World Health Organization and has spread to over 100 countries, including the United States. The impact of this pandemic has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning the severity of COVID-19 and public and private actions to contain COVID-19 or treat its impact. COVID-19 has and will likely continue to result in social, economic and labor instability in the countries in which we or our partner companies operate.

While we cannot presently predict the scope and severity of any potential business shutdowns or disruptions, if we or any of our partner companies, including their suppliers, manufacturers and other third parties in our partners’ global supply chain, clinical trial sites, regulators, surgeons, ASCs, potential business development partners and other third parties with whom our partners conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted. For example, Enteris sources certain excipients from China utilized in products utilizing Peptelligence®. Enteris is currently seeking alternative supplies of these excipients outside of China. While COVID-19 has not yet lead to supply chain disruptions for Enteris, if Enteris is unable to source needed excipients or other components required to manufacture pharmaceutical products, it may have a material adverse effect on our business, results of operations, and financial condition. In addition, any staffing interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as COVID-19, or natural disasters including earthquakes, typhoons, floods and fires, could have a material adverse effect on our and our partners’ businesses.

The pandemic’s impact on the medical community and the global economy could have an adverse impact on our partner companies’ sales and execution of clinical trials, including sales of pharmaceuticals upon which we derive royalties and milestones, which could lead to financial losses in both of our reporting segments, and a decrease in our revenues, net income and assets. If, for example, COVID-19 results in elective medical procedures, such as dental procedures or tenotomies, being postponed or canceled outright, our partner companies that market products for such procedures would suffer potentially similar abrupt and substantial decreases in revenue and corresponding operating losses, which in turn may result in our partners being unable to repay our loans during such periods. Additionally, for example, Enteris’ license agreements with third parties typically include milestone payments to Enteris that are payable upon the successful conclusion of a clinical trial. Delays or cancellation of these clinical trials caused by COVID-19 may result in delays or non-payment of milestones under the License Agreement. Further, a decrease in patient visits to doctors or medical procedures broadly may result in a decrease in sales of pharmaceutical products upon which we derive royalties, potentially reducing our revenues, net income and assets.

Any abrupt and substantial change in economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our and our partner companies’ ability to raise capital.

Several measures are currently being proposed by the US and other governments to address the current COVID-19 pandemic and its economic impacts. At this time, it is impossible to predict the success of these measures and whether or not they will have unforeseen negative consequences for our business. For example, some proposals in the US Congress contemplate a debt-servicing holiday for borrowers for an unspecified period of time. If this type of measure becomes law, our partner companies may defer making payments under our term loans, which would decrease our cash flows, revenues, net income, assets and liquidity.

Healthcare and life science industries are subject to extensive government regulation, litigation risk, reimbursement risk and certain other risks particular to those industries.

We have invested and plan to continue investing in cash flow streams produced by life science products that are subject to extensive regulation by the FDA, similar foreign regulatory authorities, and to a lesser extent, other federal and state agencies. If any of these products and the companies which manage such products fails to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their sales levels and operations. Medical devices and drugs are subject to the expense, delay and uncertainty of the regulatory approval process in order to reach the market and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints effecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a partner company or product in this industry.

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

 Additionally, because of the continued uncertainty surrounding the healthcare industry under the Trump Administration, including the potential for further legal challenges or repeal of existing legislation, we cannot quantify or predict with any certainty the likely impact on our portfolio companies, our business model, prospects, financial condition or results of operations. We also anticipate that Congress, state legislatures, and third-party payors may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation or policy changes or implementations effecting additional fundamental changes in the healthcare delivery system. We cannot assure you as to the ultimate content, timing, or effect of changes, nor is it possible at this time to estimate the impact of any such potential legislation on certain of our portfolio companies, our business model, prospects, financial condition or results of operations.

The potential inability of our partner companies’ and counterparties marketing pharmaceutical products from which we receive royalty payments to charge desired prices with respect to prescription drugs could impact their revenues and in turn their ability to repay us or the magnitude of their payments to us.

Our pharmaceutical portfolio companies and pharmaceutical royalties are subject to risks associated with the pricing for prescription drugs. It is uncertain whether pharmaceutical products customers generally will continue to utilize established prescription drug pricing methods, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Legislation may lead to changes in the pricing for Medicare and Medicaid programs. Regulators have conducted investigations into the use of prescription drug pricing methods for federal program payment, and whether such methods have inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating payment of certain drugs by the Medicare and Medicaid programs. Additionally, President Trump has taken actions and made statements that suggest he plans to seek repeal of all or portions of the Affordable Care Act, or the ACA. There is currently uncertainty with respect to the impact any such repeal may have and any resulting changes may take time to unfold, which could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. We cannot predict the ultimate content, timing or effect of any such legislation or executive action or the impact of potential legislation or executive action on us. Any changes to the method for calculating prescription drug costs may reduce the revenues of our pharmaceutical portfolio companies, which could in turn impair their ability to timely make any principal and interest payments owed to us. Additionally, any such changes to pharmaceutical product reimbursement similarly could reduce the revenues of the pharmaceutical products from which we receive royalties.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters and the location of our Finance Receivables segment are in Dallas, Texas, where we lease approximately 2,400 square feet of space. The Pharmaceutical Development segment’s headquarters is located in Boonton, New Jersey, where Enteris leases approximately 32,000 square feet of space. We believe these facilities are adequate for our business requirements.

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

On January 22, 2020, our common stock became listed on the Nasdaq Capital Market, under the symbol “SWKH.” Prior to that time, our common stock was quoted on the OTCQB Marketplace, under the symbol “SWKH.” Quotations for our common stock while it was quoted on the OTCQB Marketplace represent quotations between dealers without adjustment for retail markup, mark down or commissions, and may not represent actual transactions.

Holders of Record

There were approximately 113 stockholders of record of our common stock as of March 2, 2020. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On December 21, 2018, the Board authorized a share repurchase program under which the Company was authorized to repurchase up to $3.5 million of the Company’s outstanding shares of common stock, or approximately 312,497 common shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act. The December 21, 2018 share repurchase program expired on May 31, 2019. On September 5, 2019, the Board authorized another share repurchase program of up to $2.1 million, which expired on February 29, 2020.

As of December 31, 2019, the Company repurchased 229,466 shares of its outstanding common stock. Of the total 229,466 shares, 149,900 were repurchased under the share repurchase program at a total cost of $1.5 million, or $9.72 per share.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
September 30, 2019	900	$12.75	900	168,597
October 1, 2019 through October 31, 2019	3,300	12.50	3,300	165,297
November 1, 2019 through November 30, 2019	—	—	—	165,297
December 1, 2019 through December 31, 2019	2,700	11.89	2,700	162,597
	6,900	$12.29	6,900	162,597

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We have organized our operations into two segments: Finance Receivables and Pharmaceutical Development. These segments reflect the way the Company evaluates it business performance and manages its operations. Please refer to Item 8. Financial Statements, Notes 1 and 11 of the Notes to the Consolidated Financial Statements for further information regarding segment information.

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

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding transactions as of, and for the year ended, December 31, 2019 (in thousands, except rate, share and per share data):

Royalty Purchases and Financings	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Rate	Income Recognized During 2019	Active Investment as of December 31, 2019

Beleodaq®	Oncology treatment		$7,600	$6,220	N/A	$1,378	Yes
Besivance®	Ophthalmic antibiotic	(1), (2)	6,000	926	N/A	26	Yes
Best ABT, Inc.	Oncology diagnosis	(2), (3), (4)	5,784	4,122	N/A	—	Yes
Cambia®	NSAID migraine treatment	(2)	8,500	4,955	N/A	605	Yes
Forfivo XL®	Depressive disorder treatment		6,000	2,016	N/A	1,054	Yes
Narcan®	Opioid overdose treatment		17,500	643	N/A	2,882	Yes
Secured Royalty Financing (Marketable Investment)	Women’s health	(3)	3,000	466	11.5%	—	Yes
Tissue Regeneration Therapeutics	Umbilical cord banking	(3)	3,250	3,491	N/A	110	Yes

Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Rate	Income Recognized During 2019	Active Investment as of December 31, 2019

4Web, Inc.	First Lien		06/03/23	$17,000	$16,987	12.8%	$1,466	Yes
Acerus Pharmaceuticals, Inc.	First Lien		10/11/23	9,000	8,433	12.0%	1,451	Yes
Aimmune Therapeutics, Inc.	First Lien		12/31/24	1,292	1,296	8.50%	110	Yes
B&D Dental Corporation	First Lien	(3), (5)	12/10/18	8,368	8,337	14.0%	—	Yes
B&D Dental Corporation	First Lien Equipment Loan	(5)	03/31/20	9	9	16.3%	5	Yes
BIOLASE, Inc.	First Lien	(6)	11/09/23	15,000	14,495	12.3%	2,135	Yes
CeloNova BioSciences, Inc.	First Lien		07/31/21	3,553	3,865	12.5%	595	Yes
Cheetah Medical, Inc.	First Lien	(7)	01/15/24	—	—	10.8%	2,375	No
DxTerity Diagnostics, Inc.	First Lien	(8)	12/31/21	10,321	10,584	13.3%	1,615	Yes
Epica International, Inc.	First Lien		07/23/23	12,200	12,284	13.5%	1,668	Yes
eTon Pharmaceuticals, Inc.	First Lien		11/13/24	5,000	4,757	12.0%	93	Yes
EyePoint Pharmaceuticals, Inc.	First Lien	(9)	03/27/23	—	—	12.0%	3,454	No
Harrow Health, Inc.	First Lien	(10)	07/19/23	9,264	8,949	9.0%-12.0%	1,274	Yes
Keystone Dental, Inc.	First Lien		05/20/21	15,000	15,296	11.5%	2,162	Yes
Solsys Medical LLC	First Lien	(11)	10/26/22	—	—	11.8%	1,509	No
Misonix, Inc.	First Lien	(11)	06/30/23	30,096	30,051	10.0%-12.3%	762	Yes
Tenex Health, Inc.	First Lien		06/30/21	6,653	6,842	13.0%	1,157	Yes
Thermedx, LLC	First Lien	(12)	05/05/21	—	—	N/A	328	No
Thermedx, LLC Term Loan	Sub Note	(12)	05/20/29	379	379	11.8%	26	Yes
Veru, Inc.	Synthetic Royalty	(13)	03/05/25	10,000	7,888	N/A	1,877	Yes

Common Stock	Footnote	Number of Shares	GAAP Balance	Change in Fair Value During 2019	Active Investment as of December 31, 2019
Misonix, Inc. Common Stock	(14)	96,810	$1,802	$1,643	Yes
27

Warrants to Purchase Stock	Footnote	Number of Shares	Exercise Price per Share	GAAP Balance	Change in Fair Value During 2019	Active Investment as of December 31, 2019

4Web, Inc.		TBD	TBD	$—	$—	Yes
Acerus Pharmaceuticals, Inc.		6,693,107	0.11 CAD	314	147	Yes
B&D Dental Corporation	(5)	225	0.01	—	—	Yes
BIOLASE, Inc.	(6)	372,023	1.00	152	(121)	Yes
BIOLASE, Inc.	(6)	115,175	1.00	48	(148)	Yes
CeloNova BioSciences, Inc.		TBD	0.01	—	—	Yes
DxTerity Diagnostics, Inc.		1,201,923	2.08	—	—	Yes
Epica International, Inc.		TBD	TBD	—	—	Yes
eTon Pharmaceuticals, Inc.		51,238	5.86	212	56	Yes
EyePoint Pharmaceuticals, Inc.		409,091	1.10	428	(142)	Yes
EyePoint Pharmaceuticals, Inc.		77,721	1.93	69	(27)	Yes
Harrow Health, Inc.		373,847	2.08	2,332	660	Yes
Tenex Health, Inc.		2,693,878	0.37	—	—	Yes

	Assets	Income Recognized During 2019

Total Finance Receivables	$172,825	$30,117
Total Marketable Investments	2,268	—
Fair Value of Warrant Assets	3,555	—
Total Assets/Revenues	$178,648	$30,117

(1)	Provision for credit loss of $609 was recognized during the year ended December 31, 2019.
(2)	Investment considered impaired.
(3)	Investment on nonaccrual.
(4)	Provision for credit loss of $1,600 was recognized during the year ended December 31, 2019.
(5)	B&D is evaluating strategic alternatives for the business. The loan is currently in default.
(6)	Executed amendment May 7, 2019 to fund an additional $2,500. Warrant strike price reduced to $1.00 per November 2019 amendment.
(7)	Term loan repaid on October 25, 2019, which included $1,199 of exit fees and $197 of warrant proceeds.
(8)

Amended facility to allow DxTerity to pay in kind the interest payments due in January 2019 and April 2019 subject to DxTerity raising additional subordinated capital, which it accomplished. Amendment also allowed DxTerity to pay in-kind the interest payments due in October 2019, January 2020 and April 2020, subject to DxTerity raising additional subordinated capital.

(9)	Term loan repaid on February 13, 2019, which included $3,454 of interest, deferred origination fees, prepayment, and exit fees.
(10)	Executed amendment on May 24, 2019, which decreased the contract rate to 10.0 percent, subject to further reduction dependent up achieving certain leverage ratios, increased the LIBOR floor to 2.0 percent, and extended the maturity date to July 2023.
(11)	Executed amendment and commitment letter May 2, 2019 to allow Misonix to assume the loan upon the closing of the Solsys acquisition. Funded $2,500 on May 2, 2019, $2,500 on September 26, 2019, post Solsys raising $4,000 of equity capital, and $5,000 on September 27, 2019 at closing of the acquisition. On December 24, 2020, funded an additional $5,000.
(12)	Synthetic royalty was paid off during the year, with $357 of the consideration in the form of a PIK note.
(13)	Executed amendment May 13, 2019 whereby the royalty rates applicable to FC2’s net sales were reduced by 50 percent for the next four payment periods to accommodate Veru’s growth working capital needs. The royalty rates return to the original levels in 2020 and subsequently increase in 2021. Total aggregate amount due by maturity was increased to 176.25 percent of the aggregate amount advanced.
(14)	Exercised pre-emptive equity rights in Solsys’ $4,000 equity raise under the warrants for $159 worth of Series E shares. Executed cashless exercise of Solsys warrants for Series D shares. Received an aggregate 109,472 registered shares of Misonix common stock for the preferred stock at closing of the acquisition of Solsys by Misonix. 12,662 shares are held in escrow by Misonix, subject to reduction pursuant to the acquisition agreement and will be released within 15 to 18 months post closing of the acquisition. Remaining 96,810 shares are subject to one year lock-up, which expires on September 27, 2020.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, impairment of financing receivables and long-lived assets, impairment of goodwill and identifiable intangible assets, valuation of warrants, contingent consideration, income taxes and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties.  For a discussion of our significant accounting policies, refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Finance Receivables

Finance receivables are measured based upon the difference between the recorded investment in each receivable and either the present value of the expected future cash flows discounted at each receivable’s effective interest rate (the receivable’s contractual interest rate adjusted for any deferred fees, costs or discount / premium at the date of origination/acquisition) or if a receivable is collateral dependent, the collateral’s fair value. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral. The determination of impairment involves management’s judgment and the use of market and third party estimates regarding collateral values. Valuations of impaired receivables and corresponding impairment affect the level of the reserve for credit losses.

Revenue Recognition

Finance Receivables Segment

The Company’s Finance Receivables segment records interest income on an accrual basis based on the effective interest rate method to the extent that we expect to collect such amounts. Incentive fees, if any, are recognized when earned at the end of the relevant performance period, pursuant to the underlying contract.  Other administrative service revenues are recognized when contractual obligations are fulfilled or as services are provided.

Pharmaceutical Development Segment

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

Our financial instruments not required to be adjusted to fair value on a recurring basis consist principally of cash and restricted cash, accounts and finance receivable, accounts payable, and accrued expenses. We believe the carrying amount of cash and cash equivalents, accounts and finance receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturities.

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

Please refer to Note 12 of the Notes to the Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 of the Notes to the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data.

Outlook

While our ability to predict the impact on our business from COVID-19 is limited at this time, we believe our consolidated income generated by our operations will be more than our consolidated operational expenses.

Finance Receivables Segment

We believe the income generated by our Finance Receivables segment’s current portfolio will be more than its operational expenses, and we expect to grow our book value going forward. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. We expect that the income generated by such future investments would be earned with minimal additional operational expenses. Our ability to predict the impact from COVID-19 on our portfolio is limited at this time.

Pharmaceutical Development Segment

We expect the Pharmaceutical Development segment’s income to offset its operational expenses. The segment’s income, however, is dependent up our third party licensee’s achieving the clinical and operational milestones pursuant to which we receive milestone payments under the license agreements from our licensees. Our ability to predict the impact from COVID-19 on our licensees’ businesses, and thus the potential timing of milestone payments to us, is limited at this time.

Comparison of the Years Ended December 31, 2019 and 2018

(in millions)	For the Year Ended December 31,
	2019	2018	Change
Revenues	$30.7	$26.0	$4.7
Provision for credit losses and impairment expenses	2.2	14.1	(11.9)
Interest expense	0.3	0.2	0.1
Pharmaceutical manufacturing, research and development expense	1.2	—	1.2
Depreciation and amortization expense	5.0	—	5.0
General and administrative expense	7.4	4.9	2.5
Other income (expense), net	2.2	(0.7)	2.9
Benefit for income taxes	(7.0)	—	(7.0)
Consolidated net income	23.8	6.2	17.6

Revenues

We generated revenues of $30.7 million and $26.0 million for the year ended December 31, 2019 and 2018, respectively, which primarily consisted of interest and fees earned on our finance receivables. The net $4.7 million increase in revenue is primarily due to a $7.2 million increase in interest and fees earned on new and existing finance receivables and $3.8 million in exit and prepayment fees from two loans that were paid off during 2019. In addition, our revenue for the year ended December 31, 2019 includes $0.6 million of revenue generated by our pharmaceutical development segment. The increase in revenue was offset by a $4.8 million decrease in interest and fees earned on finance receivables that were paid off or paid down since the fourth quarter of 2018, including $3.2 million of prepayment, interest and exit fees earned on two finance receivables that were paid off in 2018. Royalty income also declined by $1.5 million primarily due to an expected reduction in Forfivo® royalties, driven by the introduction of a generic competitor, combined with small declines in other royalty income.

Provision for Credit Losses and Impairment Expense

During the year ended December 31, 2019, we recognized credit loss provision expense of $0.6 million related to the Besivance® royalty, which was due to increases in sales chargebacks and various rebates (gross sales to net sales deductions) and lower sales volumes. We also recognized credit loss provision expense of $1.6 million on our Best royalty, which was due to reduced future sales expectations.

During the year ended December 31, 2018, we recognized impairment expense of $2.5 million and $5.3 million related to the Hooper first lien and ABT second lien, respectively. Of the $5.3 million impairment expense related to ABT, $2.0 million reflects exit costs that were paid upon completion of the sale process. In addition to recognizing an allowance for credit losses of $5.0 million, we also recognized an allowance for credit losses of $1.2 million on a royalty purchase.

Please refer to Item 8, Financial Statements and Supplementary Data, Note 3 of the Notes to the Consolidated Financial Statements for further information regarding the allowance for credit losses and impairments taken during the years ended December 31, 2019 and 2018.

Interest Expense

Interest expense consists of unused line of credit and maintenance fees, as well as amortization of debt issuance costs on our revolving line of credit. Interest expense increased to $0.3 million for the year ended December 31, 2019 from $0.2 million for the year December 31, 2018. We entered into the credit facility agreement in June 2018, which accounts for the slight increase in interest expense during the year ended December 31, 2019 compared to the year ended December 31, 2018.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense totaling $1.2 million was incurred by our pharmaceutical development segment, which was acquired during the year ended December 31, 2019.

Depreciation and Amortization

Depreciation and amortization increased by $5.0 million due to the increase in fixed and intangible assets that were obtained in the acquisition of Enteris, which was acquired during the year ended December 31, 2019.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $7.4 million for the year ended December 31, 2019 from $4.9 million for the year ended December 31, 2018. The primary increase was due to an increase in salaries, stock-based compensation and benefits expense of $0.7 million, which includes a $0.1 million increase in the performance-based bonus accrual; a $1.1 million increase in legal, accounting and other professional fees incurred primarily in connection with our acquisition of Enteris; and a $0.4 million increase in office and rent and state income tax expense due to the addition of the Enteris facility in New Jersey.

Other Income (Expense), Net

Other income, net for the year ended December 31, 2019 reflected a $0.4 million net fair market value gain on our warrant derivatives, a $0.2 million gain realized upon exercising the warrant related to our Cheetah Medical, Inc. investment, and a $1.6 million net fair market value gain on our Misionix common stock. The $1.6 million gain on our Misonix common stock resulted from the exchange of our Solsys equity interests, which were obtained upon exercising our Solsys warrants and preemptive right to protect against dilution of our Solsys warrants, into Misonix shares pursuant to the terms of the acquisition agreement.

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

Income Tax Provision (Benefit)

At December 31, 2019 and 2018, our cumulative gross deferred tax asset was $82.3 million and $85.3 million, respectively. Based on historical and expected future operating performance, we concluded that it was more likely than not that we will not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. The valuation allowance against deferred tax assets was $51.7 million and $62.6 million as of December 31, 2019 and 2018, respectively. We believe it is more likely than not that we will realize approximately $25.8 million of benefit from the U.S. federal and state deferred tax assets in the future.

As of December 31, 2019, we had NOLs for federal income tax purposes of $360.4 million. The federal NOL carryforwards, if not offset against future income, will expire by 2037, with the majority expiring by 2021. Approximately $4.0 million of the $360.4 million can be carried forward indefinitely. We also had federal research credit carryforwards of $3.0 million. The federal research credits will expire by 2039, with the majority of such credits expiring by 2029.

Liquidity and Capital Resources

As of December 31, 2019, we had $11.2 million in cash and cash equivalents, compared to $20.2 million in cash and cash equivalents as of December 31, 2018. The primary driver of the net decrease in our cash balance was $50.1 million, net of origination costs and fees, of new and add-on investment funding and $21.4 million in cash paid for the acquisition of Enteris. The net decrease was offset by $71.2 million of interest, fees, and principal payments generated by our finance receivables, which included $39.1 million received from the payoff of three terms loans.

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

As of December 31, 2019, our portfolio contains $172.8 million of finance receivables and $2.3 million of marketable investments. We expect these assets to generate positive cash flows in 2020. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, we may not be able to generate positive cash flow above what our existing assets will produce in 2020.

As of December 31, 2019, our Pharmaceutical Development segment did not have a significant impact on our cash flow. We expect the Pharmaceutical Development segment to generate positive cash flow above its expenses from proceeds received under its license agreements and customer relationships; however, the timing of the receipt of payments under the license agreements is uncertain and dependent upon the success of our technology licensees’ pharmaceutical development candidates.

Though we expect in the aggregate that the Company will generate positive cash flow in excess of our expenses, given the abrupt decline in global economic activity caused by COVID-19, we cannot predict with this with certainty.

We entered into a $20.0 million revolving credit facility in June 2018. We intend to borrow funds to make investments to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities. The total undrawn amount of the credit facility as of December 31, 2019, was $20.0 million, and based on available future investment opportunities, we may seek to increase our revolving credit facility. As of March 23, 2020, we drew $15.0 million under the loan agreement, which increased our cash balance to $23.6 million.

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

As of December 31, 2019, our unfunded commitments were $14.8 million. Please refer to Item 8, Financial Statements and Supplementary Data, Note 8 of the Notes to the Consolidated Financial Statements for further information regarding the Company’s commitments and contingencies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the year ended December 31, 2019, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at December 31, 2019, approximated its carrying value.

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

During 2018, we entered into a revolving credit facility. As we borrow funds to make additional investments, our income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our income, especially to the extent we continue to hold fixed rate investments. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

Inflation

We do not believe that inflation has had a significant impact on our revenues or operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SWK HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

SWK Holdings Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

March 30, 2020

SWK HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$11,158	$20,227
Interest and accounts receivable, net	2,554	2,195
Marketable investments	1,802	—
Other current assets	1,087	138
Total current assets	16,601	22,560

Finance receivables, net	172,825	166,610
Marketable investments	466	532
Deferred tax asset, net	25,780	22,684
Warrant assets	3,555	2,777
Intangible assets, net	25,113	—
Goodwill	8,404	—
Property and equipment, net	1,292	25
Other non-current assets	336	474
Total assets	$254,372	$215,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$3,061	$2,581
Total current liabilities	3,061	2,581

Contingent consideration payable	14,500	—
Warrant liability	76	13
Other non-current liabilities	203	11
Total Liabilities	17,840	2,605

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,917,348 and 12,933,674 shares issued and outstanding at December 31, 2019 and 2018, respectively	13	13
Additional paid-in capital	4,432,146	4,432,499
Accumulated deficit	(4,195,627)	(4,219,455)
Total SWK Holdings Corporation stockholders’ equity	236,532	213,057
Total liabilities and stockholders’ equity	$254,372	$215,662

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
Revenues
Finance receivable interest income, including fees	$30,117	$25,978
Pharmaceutical development	621	—
Other	9	12
Total revenues	30,747	25,990
Costs and expenses:
Provision for loan credit losses	2,209	6,179
Impairment expense	—	7,875
General and administrative	7,430	4,866
Depreciation and amortization expense	4,954	17
Pharmaceutical manufacturing, research and development expense	1,176	—
Interest expense	338	160
Total costs and expenses	16,107	19,097
Other income (expense), net:
Unrealized net gain on derivatives	362	484
Unrealized net gain (loss) on equity securities	1,643	(1,035)
Gain (loss) on sale of investments	197	(105)
Income before provision (benefit) for income taxes	16,842	6,237
Provision (benefit) for income taxes	(6,986)	42
Consolidated net income	$23,828	$6,195

Net income per share
Basic	$1.85	$0.47
Diluted	$1.85	$0.47
Weighted Average Shares:
Basic	12,906	13,051
Diluted	12,911	13,054

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2019	2018
Consolidated net income	$23,828	$6,195
Other comprehensive income, net of tax	—	—
Comprehensive income	$23,828	$6,195

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	In Capital	Deficit	Income	Equity
Balances at December 31, 2017	13,053,422	$13	$4,433,589	$(4,225,863)	$213	$207,952
Stock-based compensation	—	—	267	—	—	267
Issuance of common stock	20,318	—	—	—	—	—
Repurchases of common stock in open market	(140,066)	—	(1,357)	—	—	(1,357)
Cumulative effect of adoption of ASU 2016-01	—	—	—	213	(213)
Net income	—	—	—	6,195	—	6,195
Balances at December 31, 2018	12,933,674	13	4,432,499	(4,219,455)	—	213,057
Stock-based compensation	—	—	530	—	—	530
Issuance of common stock	73,074	—	—	—	—	—
Repurchases of common stock in open market	(89,400)	—	(883)	—	—	(883)
Net income	—	—	—	23,828	—	23,828
Balances at December 31, 2019	12,917,348	$13	$4,432,146	$(4,195,627)	$—	$236,532

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$23,828	$6,195
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan credit losses	2,209	6,179
Amortization of debt issuance costs	188	—
Impairment expense	—	7,875
Deferred income taxes	(7,100)	31
Change in fair value of warrants	(362)	(484)
Change in fair value of equity securities	(1,643)	1,035
Gain on sale of investments	(197)	105
Loan discount amortization and fee accretion	(349)	487
Interest paid-in-kind	(1,287)	(191)
Stock-based compensation	530	267
Interest income in excess of cash collected	(82)	(249)
Depreciation and amortization	4,954	28
Changes in operating assets and liabilities:
Interest and accounts receivable	(214)	(558)
Other assets	(205)	202
Accounts payable and other liabilities	1,734	(1,296)
Net cash provided by operating activities	18,536	19,626

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(19,719)	—
Proceeds from sale of investments	197	221
Investment in equity securities	(159)	—
Investment in finance receivables	(51,039)	(90,110)
Repayment of finance receivables	43,980	61,706
Corporate debt security principal payment	66	69
Other	(48)	(16)
Net cash used in investing activities	(26,722)	(28,130)

Cash flows from financing activities:
Repurchases of common stock, including fees and expenses	(883)	(1,357)
Debt issuance costs	—	(469)
Net cash used in financing activities	(883)	(1,826)

Net decrease in cash and cash equivalents	(9,069)	(10,330)
Cash and cash equivalents at beginning of period	20,227	30,557
Cash and cash equivalents at end of period	$11,158	$20,227

Supplemental noncash flow activity:
Warrants received in connection with finance receivables	$353	$1,490
Contingent consideration in connection with business combination	$14,500	$—

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of December 31, 2019, the Company had 30 employees.

The Company has net operating loss carryforwards (“NOLs”) and believes that the ability to utilize these NOLs is an important and substantial asset. However, at this time, under current law, the Company does not anticipate that the Finance Receivables and/or Pharmaceutical Development segments will generate sufficient income to permit the Company to utilize all of its NOLs prior to their respective expiration dates. As such, it is possible that the Company might pursue additional strategies that it believes might result in the ability to utilize more of the NOLs.

As of March 23, 2020, the Company and its partners have executed transactions with 36 different parties under its specialty finance strategy, funding an aggregate $539.1 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The consolidated financial statements include the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally a controlling financial interest reflects ownership of a majority of the voting interests. The Company consolidates a variable interest entity (“VIE”) when it possesses both the power to direct the activities of the VIE that most significantly impact its economic performance and the Company is either obligated to absorb the losses that could potentially be significant to the VIE or the Company holds the right to receive benefits from the VIE that could potentially be significant to the VIE, after elimination of intercompany accounts and transactions.

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

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation. The amounts for prior periods have been reclassified to be consistent with current year presentation and have no impact on previously reported total assets, total stockholders’ equity or net income.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition; stock-based compensation; valuation of accounts receivable; impairment of financing receivables; long-lived assets; valuation of property and equipment; intangible assets and goodwill; valuation of warrants; contingent consideration; valuation of income taxes; and contingencies and litigation, among others. Some of these judgments can be subjective and complex, and consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

Business Combination

We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within selling, general and administrative expenses. Refer to Note 2, Business Combinations, for further information regarding our acquisition of Enteris.

Segment Reporting

The Company earns revenues from its two U.S.-based business segments: as a specialty finance and asset management business offering customized financing solutions to a broad range of life-sciences companies (the Finance Receivables segment), and as of August 26, 2019, the Company’s offering of oral therapeutic formulation solutions built around Enteris’ pharmaceutical Peptelligence® platform, which enables the oral delivery of molecules that are typically injected, including peptides and BCS Class II, III, and IV small molecules in an enteric-coated tablet formulation (the Pharmaceutical Development segment). The financial results of Enteris are included in the Pharmaceutical Development segment as of the acquisition date. Refer to Note 11, Segment Information, for further information regarding the Company’s reportable segments.

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

Inventory

Inventories are stated at the lower of cost or net realizable value, valued at specifically identified cost which approximates the first-in, first-out (“FIFO”) method. The components of inventory include raw materials of $0.2 million as of December 31, 2019 and are reflected in Other Assets in the Consolidated Balance Sheets. The Company had no inventory as of December 31, 2018.

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

Depreciation is recorded over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements and capitalized lease assets are amortized to depreciation expense over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The range of estimated useful lives is as follows:

Asset	Estimated Useful Life
Leasehold improvements	Lesser of lease term or useful life
Furniture, fixtures and equipment	3 to 10 years

Deferred Revenue and Deferred Costs

Deferred revenue includes amounts that have been billed per the contractual terms but have not been recognized as revenue. The Company classifies as current the portion of deferred revenue that are expected to be recognized within one year from the balance sheet date. Deferred revenue of $0.1 million is included in accounts payable and accrued liabilities in the Consolidated Balance Sheets. There were no deferred revenues as of December 31, 2018.

Research and Development

Research and development expenses include the costs associated with internal research and development and research and development conducted for the Company by third parties. These costs primarily consist of salaries and other benefits, pre-clinical and clinical trials, outside consultants, and supplies. All research and development costs discussed above are expensed as incurred. Third-party expenses reimbursed under research and development contracts, which are not refundable, are recorded as a reduction to pharmaceutical manufacturing, research and development expense in the Consolidated Statements of Income.

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

Marketable Investments

The Company’s marketable investment portfolio includes debt and equity securities as of December 31, 2019. Equity securities that have readily determinable fair values are reported at fair value with gains and losses recognized in earnings. The debt security is classified as an available-for-sale security, which is reported at fair value with unrealized gains or losses recorded in statements of income, net of applicable income taxes. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than-temporarily impaired using all available information about the collectability of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (1) the Company does not intend to sell the debt security, (2) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

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

Derivatives

All derivatives held by the Company are recognized in the consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of income. If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the consolidated statements of income or recorded in other comprehensive income. The Company had no derivatives designated as hedges as of December 31, 2019 and 2018. The Company holds warrants issued to the Company in conjunction with term loan investments discussed in Note 3. These warrants meet the definition of a derivative and are included in warrant assets in the consolidated balance sheets. The Company issued a warrant on its own common stock as discussed in Note 7. This warrant meets the definition of a derivative and is reflected as a warrant liability at fair value in the consolidated balance sheets.

Revenue Recognition

Finance Receivables Segment

The Company’s Finance Receivables segment records interest income on an accrual basis based on the effective interest rate method to the extent that it expects to collect such amounts. The Company recognizes investment management fees when clients invest in our recommended transactions as earned over the period the services are rendered. In general, the majority of investment management fees earned are charged either monthly or quarterly. Incentive fees, if any, are recognized when earned at the end of the relevant performance period, pursuant to the underlying contract.  Other service revenues are recognized when contractual obligations are fulfilled or as services are provided.

Pharmaceutical Development Segment

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

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use its judgment to determine: a) the number of performance obligations based on the determination under step (ii) above; b) the transaction price under step (iii) above; c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Deferred revenue as of December 31, 2019 was $0.1 million and is included in accounts payable and accrued liabilities in the consolidated balance sheets. There were no deferred revenues as of December 31, 2018.

The Company evaluates collaboration agreements with respect to FASB ASC Topic 808, Collaborative Arrangements, considering the nature and contractual terms of the arrangement and the nature of its business operations to determine the classification of the transactions. When the Company is an active participant in the activity and exposed to significant risks and rewards dependent on the commercial success of the collaboration, it will record its transactions on a gross basis in the consolidated financial statements and describe the rights and obligations under the collaborative arrangement in the notes to the consolidated financial statements.

Exclusive Licenses

If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a promise or performance obligation is distinct from the other promises, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner; the retention of any key rights by the Company; and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from a promise for its intended purpose without the receipt of the remaining promises, whether the value of the promise is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company exercises judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement. Such a change could have a material impact on the amount of revenue the Company records in future periods.

Customer Options

If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the relative standalone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised.

Research and Development Services

The promises under the Company’s collaboration agreements may include research and development services to be performed by the Company on behalf of the partner. Payments or reimbursements resulting from the Company’s research and development efforts are recognized as the services are performed and presented on a gross basis because the Company is the principal for such efforts. Reimbursements from and payments to the partner that are the result of a collaborative relationship with the partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense.

Milestone Payments

At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2019 or 2018, as all of our cash was held in checking or savings accounts.  As of December 31, 2019, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.  The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

Interest and Accounts Receivable

The Company records interest receivable on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. When management does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the loan on nonaccrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or the Company believes the portfolio company has demonstrated the ability to repay the Company’s current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. The Company recognized $2.2 million and $6.2 million in provision for loan credit losses during 2019 and 2018, respectively.

Accounts receivable for management fees are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The Company determines an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. As of December 31, 2019 and 2018, the allowance for doubtful accounts was zero.

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

The Company performs ongoing credit evaluations of its partner companies and generally requires collateral. For both the years ended December 31, 2019 and 2018, our Narcan® royalty accounted for 10 percent of total finance receivable revenue.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA makes broad and complex changes to the U.S. tax code. On the same date, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the TCJA. It provides a “measurement period” lasting through December 22, 2018 to allow registrants time to obtain, prepare and analyze information to complete the accounting required under ASC 740, Income Taxes. The Company completed its analysis during the measurement period, and there were no measurement period adjustments recognized during 2018. Please refer to Note 12 of the Notes to the Consolidated Financial Statements.

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

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018
Numerator:
Net income attributable to SWK Holdings Corporation stockholders	$23,828	$6,195

Denominator:
Weighted-average shares outstanding	12,906	13,051
Effect of dilutive securities	5	3
Weighted-average diluted shares	12,911	13,054

Basic net income per share	$1.85	$0.47
Diluted net income per share	$1.85	$0.47

As of December 31, 2019 and 2018, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 436,000 and 271,000 shares, respectively, have been excluded from the calculation of diluted net income per share as these securities were anti-dilutive.

Recent Accounting Pronouncements

On March 12, 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Topic 848), which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity. ASU 2020-04 is effective from March 12, 2020 through December 31, 2022. An entity may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020 but no later than December 31, 2022. The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04; however, the Company is still evaluating the guidance, and therefore, the impact of the adoption of ASU 2020-04 on the Company’s financial condition and results of operations has not yet been determined.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 updates the fair value measurement disclosure requirements by (i) eliminating certain requirements, including disclosure of the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements, (ii) modifying certain requirements, including clarifying that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date and (iii) adding certain requirements, including disclosure of the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years and interim periods within those years beginning after December 15, 2019, with early adoption permitted for any eliminated or modified disclosures. The Company is currently evaluating the new guidance but believes it will not have a material impact on its consolidated financial statements, as the Company has had no historical transfers between hierarchies.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard adds an impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of losses. The ASU describes the impairment allowance as a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be measured in a manner similar to current GAAP; however, the amendments in this update require that credit losses be presented as an allowance rather than as a write-down, which will allow an entity the ability to record reversals of credit losses in current period net income. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment has been recognized before the effective date. The Company is currently evaluating the new guidance but believes it is likely to incur more upfront losses on its portfolio under the new CECL model.

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

Note 2. Business Combinations

On August 26, 2019, Enteris, a biotechnology company offering innovative formulation solutions utilizing its proprietary oral drug delivery technology, merged with a wholly-owned subsidiary of the Company, with Enteris continuing as the surviving entity. The total merger consideration was $34.6 million, which included contingent consideration of $14.5 million. The purchase consideration is subject to certain adjustments with respect to cash, debt, working capital, transaction expenses and the value of the contingent consideration agreement entered into, in connection with the transaction.

The acquisition was accounted for under the acquisition method of accounting. Accordingly, the purchase consideration was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of the acquisition. The excess of the purchase consideration over the estimated fair value of the net assets of Enteris was recorded as goodwill, which consists largely of synergies and the acquisition of intangible assets. The resulting goodwill is not expected to be deductible for tax purpose.

The allocation of the purchase consideration has been prepared on a preliminary basis and changes to the allocation to certain assets, liabilities, including tax estimates and potential indemnities, may be revised as additional information becomes available. The Company will finalize the acquisition accounting within the required measurement period of one year.

  The following table summarizes the allocation of the purchase consideration (at fair value) to the assets and liabilities of Enteris as of August 26, 2019 (the date of acquisition) (in thousands):

Fair Value
Cash	$334
Accounts receivable	145
Inventory	274
Prepaid expenses and other current assets	121
Property and equipment	1,324
Patents and other intangible assets	29,850
Right of use operating lease asset	348
Other assets	110
Goodwill	8,404
Accounts payable	(255)
Accrued expenses and other current liabilities	(1,365)
Deferred revenue	(385)
Lease liability	(348)
Deferred tax liability	(3,988)
Total purchase price	$34,569

Revenues and net loss of Enteris from August 26, 2019 (the date of acquisition) through December 31, 2019 were $0.6 million and $6.7 million, respectively. Acquisition-related expenses were expensed as incurred.

Unaudited Supplemental Pro Forma Information

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2018, the earliest period presented herein (in thousands):

	Twelve Months Ended December 31,
	2019	2018
Revenues	$43,706	$29,734
Net income (loss)	22,671	(10,649)

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

Goodwill

The change in the carrying amount of goodwill from December 31, 2018 to December 31, 2019 is as follows, with the addition solely due to the acquisition of Enteris (in thousands):

Net Book Value
December 31, 2018	$—
Acquisition of Enteris	8,404
December 31, 2019	$8,404

As the goodwill is attributable to the acquisition of Enteris, the Company will perform the annual goodwill impairment test during the fourth quarter of every year, commencing in 2020.

Intangible Assets

As of December 31, 2019, the gross book value and accumulated amortization of intangible assets were as follows (in thousands, except estimated useful life data):

	As of December 31, 2019
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licensing agreement	$29,400	$4,792	$24,608	10
Patents	66	8	58	1-20
Trade names and trademarks	210	8	202	10
Customer relationships	240	8	232	10
	29,916	4,816	25,100
Deferred patent costs	13	—	13	N/A
Total intangibles	$29,929	$4,816	$25,113

Amortization expense was $4.8 million for the period ended December 31, 2019 and was recorded in depreciation and amortization expense. Based on amounts recorded at December 31, 2019, the Company will recognize acquired intangible asset amortization through 2033 as follows (in thousands):

2020	$12,198
2021	3,006
2022	1,764
2023	1,764
2024	1,421
Thereafter	4,947
$25,100
53

Note 3. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying value of finance receivables are as follows (in thousands):

	As of December 31,
Portfolio	2019	2018
Term Loans	$150,453	$136,379
Royalty Purchases	30,760	36,410
Total before allowance for credit losses	181,213	172,789
Allowance for credit losses	(8,388)	(6,179)
Total carrying value	$172,825	$166,610

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

The Company individually develops the allowance for credit losses for any identified impaired loans. In developing the allowance for credit losses, the Company considers, among other things, the following credit quality indicators:

▪	business characteristics and financial conditions of obligors;
▪	current economic conditions and trends;
▪	actual charge-off experience;
▪	current delinquency levels;
▪	value of underlying collateral and guarantees;
▪	regulatory environment; and
▪	any other relevant factors predicting investment recovery.
54

The following table presents nonaccrual and performing loans by portfolio segment (in thousands):

	December 31, 2019			December 31, 2018
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term Loans	$8,337	$142,116	$150,453	$8,337	$128,042	$136,379
Royalty Purchases	7,614	14,758	22,372	5,784	24,447	30,231
Total carrying value	$15,951	$156,874	$172,825	$14,121	$152,489	$166,610

As of December 31, 2019 the Company had three finance receivables in nonaccrual status: (a) the term loan to B&D Dental Corporation (“B&D”), with a net carrying value of $8.3 million, (b) the Best ABT, Inc. (“Best”) royalty, with a net carrying value of $4.1 million, and (c) the Tissue Regeneration Therapeutics, Inc. (“TRT”) royalty, with a net carrying value of $3.5 million. As of December 31, 2018, the Company had two term loans associated with two portfolio companies in nonaccrual status with a carrying value, net of provision for credit loss allowance, of $14.1 million. The Company collected $0.6 million on one nonaccrual loan during the year ended December 31, 2018. Although in nonaccrual status, the B&D term loan and the TRT royalty were not considered impaired as of December 31, 2019. The Company collected $0.1 million on one of its nonaccrual royalties during the year ended December 31, 2019. (Please see B&D, Best, Besivance and TRT below for further details regarding nonaccrual and impaired finance receivables).

B&D

On December 10, 2013, the Company entered into a five-year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60,000. The loan was scheduled to mature on December 10, 2018. Subsequently, the terms of the loan have been amended, and the Company has funded additional amounts to B&D. As of December 31, 2019, the total amount funded was $8.3 million. B&D is currently evaluating strategic options, including a potential sale of the business.

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During 2016 and 2018, the Company executed three additional amendments to the loan to advance an additional $0.7 million in order to directly pay critical vendors and protect the value of the collateral. The Company obtained a third-party valuation of B&D. As a result of the third-party valuation and facts and circumstances regarding B&D’s operations, the Company believes its collateral position is greater than the unpaid balance; thus, accrued interest has not been reversed nor has an allowance been recorded as of December 31, 2019.

Best

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

During the year ended December 31, 2018, the Company re-evaluated its collateral position, considering the expected outcome of the Chapter 11 process, and as a result, the Company recognized an impairment expense of $5.3 million to write off the second lien term loan, as well as provision for credit losses of $5.0 million to reflect the Best royalty at its estimated fair value of $5.7 million.

During the year ended December 31, 2019, the Company re-evaluated the value of the Best royalty based on 2019 business trends, and as a result, the Company recognized a provision of credit losses of $1.6 million to reflect the Best royalty at its estimated fair value of $4.1 million.

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

TRT

On June 13, 2013, the Company purchased royalties from TRT related to its technology licenses in the family cord banking services sector for $2.0 million, and on October 20, 2014, funded an additional $1.25 million upon the achievement of royalty receipts-based milestones. During the quarter ended March 31, 2016, royalty payments from the primary U.S. licensee ended as a result of the licensee terminating a technology license. SWK and TRT continue to evaluate both options in regard to enforcing TRT’s intellectual property rights against this licensee, as well as seeking additional U.S. licensees. TRT’s Canadian licensee continues to pay royalties. SWK is in discussions with TRT to restructure the purchase agreement. Given uncertainties regarding the outcome of the negotiations and the ultimate timing of cash flows related to the U.S. intellectual property, SWK has placed the TRT royalty on non-accrual status, although does not consider it impaired. SWK evaluated several factors in this determination, including input from intellectual property counsel regarding the strength of the related intellectual property, continued receipt of Canadian licensee royalty payments and anticipated terms of the restructured purchase agreement.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Production equipment and other	$1,188	$17
Furniture and fixtures	87	48
Leasehold improvements	149	—
Capitalized software	49	7
Total	1,473	72
Less accumulated depreciation	(181)	(47)
Property and equipment, net	$1,292	$25

The Company acquired property and equipment with a fair value of $1.3 million in connection with its acquisition of Enteris.

Depreciation and amortization expense on property and equipment was $0.1 million and $17,000 for the years ended December 31, 2019 and 2018.

Note 5. Marketable Investments

Investment in marketable investments at December 31, 2019 and 2018 consist of the following (in thousands):

	Year Ended December 31,
	2019	2018
Corporate debt securities	$466	$532
Equity securities	1,802	—
Total marketable investments	$2,268	$532

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of December 31, 2019 and 2018, are as follows (in thousands):

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$466	$—	$—	$466

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$532	$—	$—	$532

The following table presents the proceeds from sales and realized net gains and losses on equity securities that were sold during the year ended December 31, 2019 and 2018. The table also includes unrealized net losses on equity securities as prescribed by ASC 321, “Investment - Equity Securities.”

	December 31,
	2019	2018
Proceeds from sale of equity securities	$197	$221
Realized net gain (loss) on sale of equity securities	197	(105)
Unrealized net income (loss) on equity securities reflected in the Consolidated Statements of Income	1,643	(1,035)

The Company did not have any marketable investments with unrealized losses at December 31, 2019.

Marketable Investments

As of December 31, 2019, the Company’s marketable investments include 96,810 shares of Misonix, Inc. (“Misonix”) common stock received pursuant to Misonix’s purchase of Solsys Medical, Inc. (“Solsys”) on September 27, 2019. During the year ended December 31, 2019 and prior to the acquisition, the Company exercised its Solsys warrants in a cashless transaction to purchase Solsys preferred stock and exercised its preemptive right to protect against dilution of its Solsys equity position. Of the total 109,472 shares of Misonix common stock received for its Solsys equity interests, 12,662 shares are held in escrow by Misonix, are subject to reduction based on terms of the acquisition agreement, and any shares remaining at the end of the escrow period will be released within 15 to 18 months post closing of the acquisition. The 96,810 shares are subject to a one year lock-up that expires on September 27, 2020. As of December 31, 2019, the 96,810 shares of Misonix common stock are reflected at their estimated fair value of $1.8 million.

Debt Securities

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3.0 million of a total of $100.0 million aggregate principal amount of senior secured notes due in November 2026.  The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $0.1 million on November 15, 2013. The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. The senior secured notes have been placed on non-accrual status as of June 30, 2016. Total cash collected during the year ended December 31, 2019 was $0.1 million which was credited to the notes’ carrying value. As of December 31, 2019, the notes are reflected at their estimated fair value of $0.5 million and are included in corporate debt securities in the Condensed Consolidated Balance Sheets.

Note 6. Revolving Credit Facility

On June 29, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with State Bank and Trust Company as a lender and the administrative agent (“State Bank”) pursuant to which State Bank will provide the Company with up to a $20.0 million revolving senior secured credit facility, which the Company can draw down and repay until maturity, subject to borrowing base eligibility. The Loan Agreement matures on June 29, 2021.

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

The Loan Agreement has an advance rate against the Company’s finance receivables portfolio, including 85 percent against senior first lien loans, 70 percent against second lien loans and 50 percent against royalty receivables, subject to certain eligibility requirements as defined in the Loan Agreement. The Loan Agreement contains certain affirmative and negative covenants, including minimum asset coverage and minimum interest coverage ratios. As of December 31, 2019, the Company was in compliance with its covenants.

During the year ended December 31, 2019 and 2018, the Company recorded $0.3 million and $0.2 million respectively, of interest expense, which is included in costs and expenses. As of December 31, 2019, no amount was outstanding under the Loan Agreement, and $20.0 million was available for borrowing. As of March 23, 2020, the Company drew $15.0 million under the Loan Agreement, which increased the Company’s cash balance to $23.6 million.

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

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants are reflected as a warrant liability in the consolidated balance sheets. The Company recorded a nominal gain for the year ended December 31, 2019 and 2018. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	December 31,
	2019	2018
Dividend rate	—%	—%
Risk-free rate	1.6%	2.5%
Expected life (years)	0.7	1.7
Expected volatility	31.8%	18.6%

The changes on the value of the warrant liability during the years ended December 31, 2019 and 2018 were as follows (in thousands):

Fair value – December 31, 2017	$91
Issuances	—
Change in fair value	(78)
Fair value – December 31, 2018	$13
Issuances	—
Changes in fair value	63
Fair value – December 31, 2019	$76

Note 8. Commitments and Contingencies

Lease Obligations

The Company’s corporate headquarters is in Dallas, Texas, where it leases approximately 2,400 square feet. Total rent expense recognized under the lease was $57,000 and $55,000 for the years ended December 31, 2019 and 2018, respectively. The office lease expires in May 2020.

The Enteris headquarters is located in Boonton, New Jersey, where Enteris leases approximately 32,000 square feet of space. Total rent expense recognized under the lease was $73,000 from August 26, 2019 through December 31, 2019. The office lease expires in May 2021.

Consolidated future minimum rent is as follows (in thousands):

2020	$232
2021	83
2022	—
Total future minimum rent with non-cancelable terms of one year or more	$315

Unfunded Commitments

As of December 31, 2019, the Company’s unfunded commitments were as follows (in millions):

4Web, Inc.	$3.0
Aimmune Therapeutics, Inc.	3.8
eTon Pharmaceuticals, Inc.	5.0
Harrow Health, Inc.	3.0
Total Unfunded Commitments	$14.8

 The unfunded commitment is contingent upon a borrower reaching an established revenue threshold or other performance metrics on or before a specified date or period of time per the terms of the credit agreement, and is only subject to being advanced as long as an event of default does not exist. As of March 23, 2020, the aggregate unfunded commitment decreased to $6.3 million as a result of funding $3.0 million to 4Web, Inc. and $2.5 million to Aimmune Therapeutics, Inc. pursuant to the terms of the credit agreements, and an expiration of the commitment to Harrow Health, Inc. subsequent to year end.

Litigation

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources.  The Company cannot predict the timing or outcome of these claims and other proceedings. As of December 31, 2019, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2019 and 2018.

Note 9. Stockholders’ Equity

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 250,000,000.

On December 21, 2018 and September 5, 2019, the Board authorized share repurchase programs, which are more fully described in Part II, Item 5 under Issuer Purchases of Equity Securities. The December 21, 2018 share repurchase program expired on May 31, 2019, and the September 5, 2019 share repurchase program expired on February 29, 2020.

Preferred Stock

The Company’s board of directors (the “Board”) may, without further action by the stockholders, issue one or more series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2019, no shares of preferred stock have been issued.

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

The Company’s Chief Executive Officer, (“CEO”) received a grant of options to acquire up to 75,000 shares of the Company’s common stock, effective as of January 28, 2019. The options have a per-share exercise price of $12.50. The options are subject to vesting in equal annual installments over a three-year period based on the CEO’s continued employment with the Company. The options are subject to accelerated vesting upon a termination of the CEO’s employment if the CEO’s employment is terminated by the CEO for “Good Reason” as defined in the CEO’s employment agreement effective as of January 1, 2019. Furthermore, the 2012 and 2014 options received by the CEO were amended to extend the expiration dates to December 31, 2021. The options will be forfeited and of no force and effect to the extent the options have not vested or become exercisable on or before December 31, 2021.

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

The following table summarizes activities under the 2010 Stock Incentive Plan for the indicated periods:

	Options Outstanding
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(in years)	(in thousands)
Balances, December 31, 2017	190,000	$11.25	5.9	$214.4
Options canceled and retired	—
Options exercised	—
Options granted	—
Balances, December 31, 2018	190,000	11.25	4.9	90
Options canceled and retired	—
Options exercised	—
Options granted	112,500
Balances, December 31, 2019	302,500	11.71	5.9	313.4
Options vested and exercisable and expected to be vested and exercisable at December 31, 2019	302,500	$11.71	5.9	$313.4
Options vested and exercisable at December 31, 2019	117,500	$12.06	5.9	$96.3
60

At December 31, 2019, there were 0.2 million shares reserved for issuance under the 2010 Stock Incentive Plan, and the Company had $0.4 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 1.3 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2019:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
8.30	75,000	2.4	$8.30	18,750	$8.30
9.61	15,000	6.5	9.61	11,250	9.61
12.50	75,000	9.1	12.50	25,000	12.50
12.50	37,500	9.4	12.50	12,500	12.50
13.70	100,000	4.6	13.70	50,000	13.70
Total	302,500	5.9	$11.71	117,500	$12.06

Employee stock-based compensation expense recognized for time-vesting options for the years ended December 31, 2019 and 2018, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plan.

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

During the year ended December 31, 2019, 57,155 restricted shares were granted and 12,500 restricted shares vested. During the year ended December 31, 2018, no restricted shares were granted, or vested. As of December 31, 2019, there were 44,655 shares of restricted stock outstanding. The Company did not recognize any expense related to restricted stock for the year ended December 31, 2018.

In October 2019, the Board approved a change in the compensation plan for non-employee directors such that each non-employee director shall receive an annual cash retainer of $45,000 payable quarterly in arrears and an annual equity retainer of $25,000 payable in advance annually on October 1 of restricted shares of the Company’s common stock, subject to a one year cliff vesting period. . In addition, each member of (i) the Audit Committee shall receive an additional fee of $11,000 payable quarterly in arrears; (ii) the Compensation Committee shall receive an additional fee of $2,000 payable quarterly in arrears and (iii) the Governance Committee shall receive an additional fee of $4,000 payable quarterly in arrears. Each non-employee director has the option to elect to receive up to 100 percent of the annual cash retainer in shares of the Company’s common stock.

During the years ended December 31, 2019 and 2018, the Board approved compensation for Board services by granting 25,574 and 20,318 shares, respectively, of common stock as compensation for the non-employee directors. The Company recorded $0.2 million and $0.1 million in Board compensation expense during the years ended December 31, 2019 and 2018, respectively. The Company recorded aggregate stock-based compensation expense, including the quarterly Board grants, of $0.5 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2019 and 2018.

The fair value of equity method investments is not readily available nor have we estimated the fair value of these investments and disclosure is not required. The Company is not aware of any identified events or changes in circumstances that would have a significant adverse effect on the carrying value of any of its equity method investments included in the consolidated balance sheets as of December 31, 2019 and 2018.

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

Contingent Consideration

The Company recorded contingent consideration related to the August 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Please refer to the Pharmaceutical Development Segment - Acquisition of Enteris BioPharma, Inc. section of Note 1 for further details on the Company’s acquisition of Enteris and the contingent consideration.

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

During the year ended December 31, 2019, the Company recorded a contingent consideration liability of $14.5 million.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$3,555	$—	$—	$3,555
Marketable investments	2,268	1,802	—	466

Financial Liabilities:
Contingent consideration payable	$14,500	—	$—	$14,500
Warrant liability	76	—	—	76

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$2,777	$—	$—	$2,777
Marketable investments	532	—	—	532

Financial Liabilities:
Warrant liability	$13	$—	$—	$13

The changes on the value of the warrant assets during the years ended December 31, 2019 and 2018 were as follows (in thousands):

Fair value – December 31, 2017	$987
Issuance	1,490
Canceled	(105)
Change in fair value	405
Fair value – December 31, 2018	2,777
Issuance	550
Canceled	(197)
Change in fair value	425
Fair value – December 31, 2019	$3,555

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

December 31,
	2019	2018
Dividend rate	—	—
Risk-free rate	1.7% to 1.8%	2.5% to 2.6%
Expected life (years)	4.6 to 7.4	4.8 to 7.9
Expected volatility	50.3% to 114.6%	67.6% to 101.8%

The following table presents financial assets measured at fair value on a nonrecurring basis as of December 31, 2019 and 2018 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Impaired Royalties	$10,004	$—	$—	$10,004
December 31, 2018
Impaired Royalties	$8,227	$—	$—	$8,227

Please refer to Note 3 for further information on impaired loans.

There were no remeasured liabilities at fair value on a non-recurring basis during the year ended December 31, 2019 or 2018.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments, other than investment in unconsolidated entity.

For the year ended December 31, 2019 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$11,158	$11,158	$11,158	$—	$—
Finance receivables	172,825	172,825	—	—	172,825
Marketable investments	2,268	2,268	1,802	—	466
Warrant assets	3,555	3,555	—	—	3,555

Financial Liabilities
Contingent consideration payable	$14,500	$14,500	$—	$—	$14,500
Warrant liability	76	76	—	—	76

For the year ended December 31, 2018 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$20,227	$20,227	$20,227	$—	$—
Finance receivables	166,610	166,610	—	—	166,610
Marketable investments	532	532	—	—	532
Warrant assets	2,777	2,777	—	—	2,777

Financial Liabilities
Warrant liability	$13	$13	$—	$—	$13

Note 11. Segment Information

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

Segment performance is evaluated based on several factors, including income from continuing operations before income taxes. Management uses this measure of profit (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

Twelve Months Ended December 31, 2019	Finance Receivables	Pharmaceutical Development Services	Holding Company and Other	Consolidated
Revenues	$30,117	$621	$9	$30,747
Provision for credit losses and impairment expense	2,209	—	—	2,209
Interest expense	338	—	—	338
Pharmaceutical manufacturing, research and development expense	—	1,176	—	1,176
Depreciation and amortization	—	4,936	18	4,954
General and administrative expense	1,453	1,205	4,772	7,430
Other income (expense), net	2,265	—	(63)	2,202
Income (loss) from continuing operations before income tax benefit	28,382	(6,696)	(4,844)	16,842
Income tax benefit	—	—	(6,986)	(6,986)
Consolidated net income (loss)	28,382	(6,696)	2,142	23,828

Included in Holdings Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

Of the $4.8 million included in Holdings Company and Other general and administrative expense for the year ended December 31, 2019, respectively, approximately $1.2 million relates to the acquisition of Enteris for both the year ended December 31, 2019.

Note 12. Income Taxes

The components of income before income tax provision are as follows (in thousands):

	December 31,
	2019	2018
U.S.	$16,842	$6,237

During the years ended December 31, 2019 and 2018, the Company’s provision for (benefit from) income taxes was as follows (in thousands):

	December 31,
	2019	2018
Current provision	$97	$11
Deferred provision (benefit)	(7,083)	31
Total provision (benefit) for income taxes	$(6,986)	$42

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2019	2018
Federal tax provision at statutory rate	$3,524	$1,312
Change in valuation allowance	(10,896)	(1,137)
Transaction costs	215	—
Other	(66)	(167)
Write off of expired deferred tax assets	237	1
Provision related to non-controlling interest	—	33
Total provision (benefit) for income taxes	$(6,986)	$42

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

As of December 31, 2019, the Company had cumulative net income before tax for the three years then ended. Based on its historical operating performance, the Company has concluded that it was more likely than not that the Company would not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. However, the Company has concluded that it is more likely than not that the Company will be able to realize approximately $25.8 million benefit of the U.S. federal and state deferred tax assets in the future.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statements of income for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $51.7 million and $62.6 million as of December 31, 2019 and 2018, respectively.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Credit carryforward	$2,952	$2,660
Stock based compensation	359	313
Other	3,329	3,043
Net operating losses	75,680	79,250

Gross deferred tax assets	82,320	85,266
Deferred tax liabilities:
Intangible assets other than goodwill	(4,627)	—
Other	(226)	—
Valuation allowance	(51,687)	(62,582)
Net deferred tax assets	$25,780	$22,684

The Tax Reform Act of 1986 limits the use of NOLs and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company’s net operating loss and tax credit carryforwards could be limited.

As of December 31, 2019, the Company had NOL carryforwards for federal income tax purposes of approximately $360.4 million. The federal NOL carryforwards, if not offset against future income, will expire by 2037, with the majority of such NOLs expiring by 2021. Approximately $4.0 million can be carried forward indefinitely.

The Company also had federal research carryforwards of $3.0 million. The federal credits will expire by 2039, with the majority of such credits expiring by 2029.

The Company records liabilities, where appropriate, for all uncertain income tax positions and recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. As of December 31, 2019, the Company had approximately $0.1 million of unrecognized tax benefit. The Company does not expect the unrecognized tax benefits to change materially over the next twelve months. During the year ended December 31, 2019, the Company did not recognize any interest and penalty benefit associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2019.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1999 through December 31, 2019 due to carryforward of unutilized net operating losses and research and development credits. The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2019.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2019, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal year ended December 31, 2019 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the principal headings “ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF ETHICS AND CONDUCT”, the information regarding executive officers of the Company under the subheading “Executive Officers”, and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading “CORPORATE GOVERNANCE,” in the Company’s 2020 Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information under the principal headings “DIRECTOR COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION,” and “RELATED INFORMATION” in the Company’s 2020 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings “EQUITY COMPENSATION PLAN INFORMATION” and “OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY” in the Company’s 2020 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the principal heading “TRANSACTION WITH RELATED PERSONS” in the Company’s 2020 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the subheadings “Audit Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” below the principal heading “AUDIT FEES” in the Company’s 2020 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Exhibits:  See attached Exhibit Index.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2020.

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

Date:	March 30, 2020	By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 30, 2020	By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 30, 2020	By:	/s/ D. Blair Baker
D. Blair Baker
Director

Date:	March 30, 2020	By:	/s/ Aaron G.L. Fletcher
Aaron G.L. Fletcher
Director

Date:	March 30, 2020	By:	/s/ Christopher W. Haga
Christopher W. Haga
Director

Date:	March 30, 2020	By:	/s/ Edward B. Stead
Edward B. Stead
Director

Date:	March 30, 2020	By:	/s/ Michael Weinberg
Michael Weinberg
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	3.1	05/04/00

3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 29, 2001.	S-8	4.02	07/03/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	4.03	01/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	3.04	01/31/06

3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.	10-K	3.05	03/31/10

3.06	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of SWK Holdings Corporation	10-Q	3.01	08/14/15

3.07	Amended and Restated Bylaws as of May 20, 2015	8-K	3.02	05/21/15

4.01	Form of Specimen Common Stock Certificate.	S-1/A	4.01	09/21/99

4.02	Form of Rights Certificate (Exhibit B to Rights Agreement filed as Exhibit 4.03 hereto)	8-K	4.01	04/14/16

4.03	Rights Agreement, dated as of April 8, 2016 by and between SWK Holdings Corporation and Computershare Trust Company, N.A.	8-K	4.02	04/14/16

4.04	Common Stock Purchase Warrant to Purchase 100,000 (as adjusted to reflect a net 1-for-10 reverse stock split) shares of the Company’s common stock dated September 6, 2013 issued to Double Black Diamond, L.P.	8-K	4.1	09/09/13

4.05	Description of Securities Registered Under Section 12 of the Exchange Act				X

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.*	10-Q	10.01	11/14/06

10.02	2010 Equity Incentive Plan.*	10-Q	10.1	11/09/10

10.03	SWK Holdings Corporation 2010 Equity Incentive Plan Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10
75

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.04	Contract purchase agreement between SWK Holdings Corporation and PBS Capital Management, dated May 14, 2012	10-Q	10.05	05/15/12

10.05	Voting Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.3	09/09/13

10.06	Registration Rights Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.4	09/09/13

10.07	Employment Agreement, dated January 28, 2019, between the Company and Winston L. Black III.*	8-K	10.1	01/30/19

10.08	Royalty Agreement, dated April 2, 2013, among SWK Funding LLC, Bess Royalty, L.P. and InSite Vision Incorporated.**#	S-1/A	10.13	04/01/14

10.09	Securities Purchase Agreement, dated August 18, 2014, between SWK Holdings Corporation and Carlson Capital, L.P.	8-K/A	10.1	08/21/14

10.10	Stockholders’ Agreement, dated August 18, 2014, among Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd. and SWK Holdings Corporation	8-K	10.2	08/19/14

10.11	Royalty Agreement dated December 13, 2016, among SWK Funding LLC and Opiant Pharmaceuticals, Inc.	10-K	10.16	03/29/18

10.12	Purchase and Sale Agreement for Distressed Assets dated June 24, 2016 between SWK Funding LLC and Sindex SSI Lending LLC	8-K	10.1	07/01/16

10.13	Securities Transfer Agreement dated June 24, 2016 by and between SWK Funding LLC, SWK Holdings Corporation, and Sindex SSI Lending LLC	8-K	10.2	07/01/16

10.14	Credit Agreement dated May 20, 2016 among SBT Holdings, Inc., dba Keystone Dental, and SWK Funding LLC	8-K	10.1	05/26/16

21.01	Subsidiaries				X

23.01	Consent of Independent Registered Public Accounting Firm - BPM LLP				X

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X
77

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

**	These certifications accompany SWK’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of SWK under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings, except to the extent that SWK specifically incorporates it by reference.

#	Confidential treatment is requested for certain confidential portions of these exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from these exhibits and filed separately with the Securities and Exchange Commission

+	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
78