Form 10-Q
period 2020-03-31
SWK Holdings Corp
filed 2020-05-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 11, 2020, there were 12,911,453 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended March 31, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$24,318	$11,158
Interest and accounts receivable, net	2,011	2,554
Marketable investments	912	1,802
Other current assets	1,548	1,087
Total current assets	28,789	16,601

Finance receivables, net	177,981	172,825
Marketable investments	285	466
Deferred tax asset, net	24,527	25,780
Warrant assets	1,748	3,555
Intangible assets, net	21,796	25,113
Goodwill	8,404	8,404
Property and equipment, net	1,299	1,292
Other non-current assets	290	336
Total assets	$265,119	$254,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,068	$3,061
Revolving credit facility	14,288	—
Total current liabilities	18,356	3,061

Contingent consideration payable	14,500	14,500
Warrant liability	129	76
Other non-current liabilities	137	203
Total liabilities	33,122	17,840

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,918,006 and 12,917,348 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	13	13
Additional paid-in capital	4,432,271	4,432,146
Accumulated deficit	(4,200,287)	(4,195,627)
Total stockholders’ equity	231,997	236,532
Total liabilities and stockholders’ equity	$265,119	$254,372

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Finance receivables interest income, including fees	$7,136	$9,391
Pharmaceutical development	148	—
Other	18	1
Total revenues	7,302	9,392
Costs and expenses:
Provision for credit losses	—	609
Impairment expense	163	—
Interest expense	101	102
Pharmaceutical manufacturing, research and development expense	1,150	—
Depreciation and amortization expense	3,505	5
General and administrative	3,040	1,264
Total costs and expenses	7,959	1,980
Other (expense) income, net
Unrealized net (loss) gain on warrants	(1,860)	258
Unrealized net loss on equity securities	(890)	—
(Loss) income before provision for income taxes	(3,407)	7,670
Provision for income taxes	1,253	1,111
Consolidated net (loss) income	$(4,660)	$6,559
Net (loss) income per share
Basic	$(0.36)	$0.51
Diluted	$(0.36)	$0.51
Weighted Average Shares
Basic	12,913	12,906
Diluted	12,913	12,909

See accompanying notes to the unaudited condensed consolidated financial statements.

2

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended March 31,
	2020	2019
Consolidated net (loss) income	$(4,660)	$6,559
Other comprehensive income, net of tax	—	—
Comprehensive (loss) income	$(4,660)	$6,559

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Three Months Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amounts	Capital	Deficit	Equity
Balances at December 31, 2019	12,917,348	$13	$4,432,146	$(4,195,627)	$236,532
Stock-based compensation	—	—	187	—	187
Issuance of common stock	5,937	—	—	—	—
Repurchases of common stock in open market	(5,279)	—	(62)	—	(62)
Net loss	—	—	—	(4,660)	(4,660)
Balances at March 31, 2020	12,918,006	$13	$4,432,271	$(4,200,287)	$231,997

	Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amounts	Capital	Deficit	Equity
Balances at December 31, 2018	12,933,674	$13	$4,432,499	$(4,219,455)	$213,057
Stock-based compensation	—	—	102	—	102
Issuance of common stock	42,225	—	—	—	—
Repurchases of common stock in open market	(77,300)	—	(745)	—	(745)
Net income	—	—	—	6,559	6,559
Balances at March 31, 2019	12,898,599	$13	$4,431,856	$(4,212,896)	$218,973

See accompanying notes to the unaudited condensed consolidated financial statements

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Consolidated net (loss) income	$(4,660)	$6,559
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan credit losses	—	609
Security impairment expense	163	—
Amortization of debt issuance costs	47	—
Deferred income taxes	1,253	1,111
Change in fair value of warrants	1,860	(258)
Change in fair value of equity securities	890	—
Loan discount amortization and fee accretion	(536)	(600)
Interest paid-in-kind	(467)	(406)
Stock-based compensation	187	102
Interest income in excess of cash received	—	(82)
Depreciation and amortization expense	3,505	—
Changes in operating assets and liabilities:
Interest and accounts receivable, net	543	265
Other assets	(462)	(9)
Accounts payable, accrued liabilities, and other liabilities	994	(291)
Net cash provided by operating activities	3,317	7,000

Cash flows from investing activities:
Investment in finance receivables	(5,500)	(11,186)
Repayment of finance receivables	1,348	23,866
Corporate debt security principal payment	18	21
Other	(249)	—
Net cash (used in) provided by investing activities	(4,383)	12,701

Cash flows from financing activities:
Net proceeds from credit facility	14,288	—
Repurchases of common stock, including fees and expenses	(62)	(745)
Net cash provided by (used in) financing activities	14,226	(745)

Net increase in cash and cash equivalents	13,160	18,956
Cash and cash equivalents at beginning of period	11,158	20,227
Cash and cash equivalents at end of period	$24,318	$39,183

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of March 31, 2020, the Company had 32 employees.

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

As of May 11, 2020, and since inception of the strategy, the Company and its partners have executed transactions with 36 different parties under its specialty finance strategy, funding an aggregate $540.1 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation. The amounts for prior periods have been reclassified to be consistent with current year presentation and have no impact on previously reported total assets, total stockholders’ equity or net (loss) income.

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

The Company regularly evaluates its estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, the Company’s estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause changes to those estimates and assumptions. Market conditions, such as illiquid credit markets, health crises such as the COVID-19 global pandemic, volatile equity markets, and economic downturns, can increase the uncertainty already inherent in the Company’s estimates and assumptions. The Company adjusts its estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in our consolidated financial statements on a prospective basis unless they are required to be treated retrospectively under the relevant accounting standard. It is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

Business Combinations

We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within selling, general and administrative expenses. Refer to Note 3, Business Combinations, for further information regarding our acquisition of Enteris.

Segment Information

The Company earns revenues from its two U.S.-based business segments: its specialty finance and asset management business offering customized financing solutions to a broad range of life-sciences companies, and as of August 26, 2019, the Company’s business offering oral therapeutic formulation solutions built around Enteris’ pharmaceutical Peptelligence® platform, which enables the oral delivery of molecules that are typically injected, including peptides and BCS Class II, III, and IV small molecules in an enteric-coated tablet formulation.

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

Deferred revenue includes amounts that have been billed per the contractual terms but have not been recognized as revenue. The Company classifies as current the portion of deferred revenue that is expected to be recognized within one year from the balance sheet date. Deferred revenue was $0.7 million and $0.1 million as of March 31, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

Research and Development

Research and development expenses include the costs associated with internal research and development and research and development conducted for the Company by third parties. These costs primarily consist of salaries, pre-clinical and clinical trials, outside consultants, and supplies. All research and development costs discussed above are expensed as incurred. Third-party expenses reimbursed under research and development contracts, which are not refundable, are recorded as a reduction to pharmaceutical manufacturing research and development expense in the unaudited condensed consolidated statements of (loss) income.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (Topic 848), which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity. ASU 2020-04 is effective from March 12, 2020 through December 31, 2022. An entity may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020 but no later than December 31, 2022. The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04; however, the Company is still evaluating the guidance, and therefore, the impact of the adoption of ASU 2020-04 on the Company’s financial condition and results of operations has not yet been determined.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard adds an impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of losses. The ASU describes the impairment allowance as a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be measured in a manner similar to current GAAP; however, the amendments in this update require that credit losses be presented as an allowance rather than as a write-down, which will allow an entity the ability to record reversals of credit losses in current period net income. On November 15, 2019, the FASB issued ASU 2019-10, “Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which finalized various effective dates delay for private companies, not-for-profit organizations, and certain smaller reporting companies. Under ASU 2019-10, the effective date for implementation of CECL for smaller reporting companies was extended to fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently evaluating the new guidance but believes it is likely to incur more upfront losses on its portfolio under the new CECL model.

Note 2. Net (Loss) Income per Share

Basic net (loss) income per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock, and when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted net (loss) income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net (loss) income	$(4,660)	$6,559

Denominator:
Weighted-average shares outstanding	12,913	12,906
Effect of dilutive securities	—	3
Weighted-average diluted shares	12,913	12,909

Basic net (loss) income per share	$(0.36)	$0.51
Diluted net (loss) income per share	$(0.36)	$0.51

For the three months ended March 31, 2020 and 2019, outstanding stock options, restricted stock units and warrants to purchase shares of common stock in an aggregate of approximately 460,000 and 400,000, respectively, have been excluded from the calculation of diluted net (loss) income per share as all such securities were anti-dilutive.

Note 3. Business Combinations

On August 26, 2019, Enteris, a biotechnology company offering innovative formulation solutions utilizing its proprietary oral drug delivery technology, became a wholly-owned subsidiary of the Company. The total merger consideration was $34.6 million, which included contingent consideration of $14.5 million. The purchase price was subject to certain adjustments with respect to cash, debt, working capital, transaction expenses and the value of the contingent consideration agreement entered into, in connection with the transaction.

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

The following table summarizes the allocation of the merger consideration (at fair value) to the assets and liabilities of Enteris as of August 26, 2019 (the date of acquisition) (in thousands):

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

Unaudited Supplemental Pro Forma Information

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2019, the earliest period presented herein (in thousands):

Three Months Ended March 31,
2019
Revenues	$10,871
Net income	2,812

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

Goodwill

There was no change in the carrying amount of goodwill from December 31, 2019 to March 31, 2020, and net book value remains at $8.4 million. The net book value of goodwill is solely related to the Enteris acquisition in 2019. As of March 31, 2020, the Company concluded that it is more likely than not that fair value of the reporting unit is greater than its carrying value, and goodwill is not considered to be impaired.

Intangible Assets

As of March 31, 2020, the gross book value and accumulated amortization of acquired intangible assets were as follows (in thousands, except estimated useful life data):

	As of March 31, 2020
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licensing agreement	$29,400	$8,174	$21,226	10
Patents	146	28	118	1 - 20
Trade names and trademarks	210	13	197	10
Customer relationships	240	14	226	10
	29,996	8,229	21,767

Deferred patent costs	29	—	29	N/A
Total intangibles	$30,025	$8,229	$21,796

Amortization expense from the acquisition of Enteris was $3.4 million for the period ended March 31, 2020 and was recorded in depreciation and amortization expense. Based on amounts recorded at March 31, 2020, the Company will recognize acquired intangible asset amortization as follows (in thousands):

2020 (remaining)	$8,850
2021	3,019
2022	1,764
2023	1,764
2024	1,421
Thereafter	4,949
$21,767
11

Note 4. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of March 31, 2020, the Company had a credit loss allowance of $8.4 million. Of the total $8.4 million, $1.2 million and $0.6 million are associated with the Company’s Cambia® and Besivance® royalties, respectively. The remaining $6.6 million is related to the ABT Molecular Imaging, Inc. (“ABT”), now known as Best ABT, Inc. (“Best”), second lien term loan that was recognized in order to reflect the Best royalty at its estimated fair value of $4.1 million. The carrying values of finance receivables are as follows (in thousands):

Portfolio	March 31, 2020	December 31, 2019
Term loans	$156,592	$150,453
Royalty purchases	29,777	30,760
Total before allowance for credit losses	186,369	181,213
Allowance for credit losses	(8,388)	(8,388)
Total carrying value	$177,981	$172,825

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	March 31, 2020			December 31, 2019
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$8,337	$148,255	$156,592	$8,337	$142,116	$150,453
Royalty purchases, net of credit loss allowance	7,614	13,775	21,389	7,614	14,758	22,372
Total carrying value	$15,951	$162,030	$177,981	$15,951	$156,874	$172,825

As of March 31, 2020 and December 31, 2019, the Company had three finance receivables in nonaccrual status: (a) the term loan to B&D Dental Corporation (“B&D”), with a net carrying value of $8.3 million, (b) the Best royalty, with a net carrying value of $4.1 million, and (c) the Tissue Regeneration Therapeutics, Inc. (“TRT”) royalty, with a net carrying value of $3.5 million. Although in nonaccrual status, the B&D term loan and the TRT royalty were not considered impaired as of both March 31, 2020 and December 31, 2019. The Company did not collect any cash on its nonaccrual royalties during the three months ended March 31, 2020. (Please see B&D, Best, and TRT below for further details regarding nonaccrual and impaired finance receivables).

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

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During 2016 and 2018, the Company executed three additional amendments to the loan to advance an additional $0.7 million in order to directly pay critical vendors and protect the value of the collateral. The Company obtained a third-party valuation of B&D as of December 31, 2019. As a result of the third-party valuation and facts and circumstances regarding B&D’s operations, the Company believes its collateral position is greater than the unpaid balance; thus, accrued interest has not been reversed nor has an allowance been recorded as of March 31, 2020.

Best

On October 31, 2018, ABT announced that it entered into an asset purchase agreement with Best, a wholly-owned subsidiary of Best Medical International, Inc. for aggregate consideration of (i) $500,000, paid over ten years in equal quarterly installments, plus (ii) a ten percent royalty on ABT’s net sales, including any commercialized improvements made to ABT’s technology, paid quarterly for the ten year period from closing pursuant to a royalty security agreement by and between Best and SWK Funding LLC, a wholly-owned subsidiary of the Company (“SWK Funding”). SWK Funding will receive 100 percent of the consideration. On November 8, 2018, the Bankruptcy Court approved the asset sale transaction, and the Company has no further funding liabilities.

During the year ended December 31, 2018, the Company re-evaluated its collateral position, considering the expected outcome of the Chapter 11 process, and as a result, the Company recognized an impairment expense of $5.3 million to write off the second lien term loan, as well as provision for credit losses of $5.0 million to reflect the Best royalty at its estimated fair value of $5.7 million.

During the year ended December 31, 2019, the Company re-evaluated the value of the Best royalty based on 2019 business trends, and as a result, the Company recognized a provision for credit losses of $1.6 million to reflect the Best royalty at its estimated fair value of $4.1 million.

TRT

On June 13, 2013, the Company purchased royalties from TRT related to its technology licenses in the family cord banking services sector for $2.0 million, and on October 20, 2014, funded an additional $1.25 million upon the achievement of royalty receipts-based milestones. During the quarter ended March 31, 2016, royalty payments from the primary U.S. licensee ended as a result of the licensee terminating a technology license. The Company and TRT continue to evaluate both options in regard to enforcing TRT’s intellectual property rights against this licensee, as well as seeking additional U.S. licensees. TRT’s Canadian licensee continues to pay royalties. The Company is in discussions with TRT to restructure the purchase agreement. Given uncertainties regarding the outcome of the negotiations and the ultimate timing of cash flows related to the U.S. intellectual property, the Company has placed the TRT royalty on non-accrual status, although does not consider it impaired as of March 31, 2020. The Company evaluated several factors in this determination, including input from intellectual property counsel regarding the strength of the related intellectual property, continued receipt of Canadian licensee royalty payments and anticipated terms of the restructured purchase agreement.

Note 5. Marketable Investments

Investments in corporate debt securities and equity securities at March 31, 2020 and December 31, 2019 consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Corporate debt securities	$285	$466
Equity securities	912	1,802
Total marketable investments	$1,197	$2,268

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of March 31, 2020 and December 31, 2019, are as follows (in thousands):

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$285	$—	$—	$285

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$466	$—	$—	$466

The following table presents unrealized net losses on equity securities during the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Unrealized net loss on equity securities reflected in the unaudited condensed consolidated statements of (loss) income	$(890)	$—

Equity Securities

As of March 31, 2020, the Company’s equity securities include 96,810 shares of Misonix, Inc. (“Misonix”) common stock received pursuant to Misonix’s purchase of Solsys Medical, Inc. (“Solsys”) on September 27, 2019. During the three months ended September 30, 2019 and prior to the acquisition, the Company exercised its Solsys warrants in a cashless transaction to purchase Solsys preferred stock and exercised its preemptive right to protect against dilution of its Solsys equity position. Of the total 109,472 shares of Misonix common stock received for its Solsys equity interests, 12,662 shares are held in escrow by Misonix, are subject to reduction based on terms of the acquisition agreement, and any shares remaining at the end of the escrow period will be released within 15 to 18 months post closing of the acquisition. The 96,810 shares are subject to a one year lock-up that expires on September 27, 2020. As of March 31, 2020, the 96,810 shares of Misonix common stock are reflected at their estimated fair value of $0.9 million.

Debt Securities

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3.0 million of a total of $100.0 million aggregate principal amount of senior secured notes due in November 2026.  The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $0.1 million on November 15, 2013. The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. The senior secured notes have been placed on non-accrual status as of June 30, 2016. Total cash collected during the three months ended March 31, 2020 and 2019 was $17,660 and $21,000, respectively, which was credited to the notes’ carrying value. During the three months ended March 31, 2020, impairment expense of $0.2 million was recognized in order to reflect the notes at their estimated fair value of $0.3 million. The notes are included in long-term marketable investments in the unaudited condensed consolidated balance sheets.

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

During both the three months ended March 31, 2020 and 2019, the Company recognized $0.1 million of interest expense. On March 17, 2020, the Company drew $15.0 million on its revolving credit facility in order to support existing business partners and to finance future investment opportunities. As of March 31, 2020, $14.3 million was outstanding under the revolving credit facility, and $5.7 million was available for borrowing.

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

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. The Company recorded a nominal loss for the three months ended March 31, 2020. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	March 31, 2020	December 31, 2019
Dividend rate	—	—
Risk-free rate	0.15%	1.6%
Expected life (years)	0.4	0.7
Expected volatility	69.9%	31.8%

The changes on the value of the warrant liability during the three months ended March 31, 2020 were as follows (in thousands):

Fair value – December 31, 2019	$76
Issuances	—
Changes in fair value	53
Fair value – March 31, 2020	$129
15

Note 8. Commitments and Contingencies

Unfunded Commitments

As of March 31, 2020, the Company’s unfunded commitments were as follows (in millions):

Aimmune Therapeutics, Inc.	$1.3
eTon Pharmaceuticals, Inc.	5.0
Total unfunded commitments	$6.3

All unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time per the terms of the royalty purchase or credit agreements, and in the case of loan transactions, are only subject to being advanced as long as an event of default does not exist.

Note 9. Stockholders’ Equity

Stock Compensation Plans

During the three months ended March 31, 2020 and 2019, the Company’s Board of Directors (the “Board”) approved compensation for Board services by granting 5,937 and 4,725 shares, respectively, of common stock as compensation for the non-employee directors. During the three months ended March 31, 2020 and 2019, the Company recorded approximately $0.1 million and $47,000, respectively, in Board stock-based compensation expense. The aggregate stock-based compensation expense, including the quarterly Board grants, recognized by the Company for the three months ended March 31, 2020 and 2019 was $0.2 million and $0.1 million, respectively.

Share Repurchase Programs

On December 21, 2018, September 5, 2019 and March 26, 2020, the Board authorized share repurchase programs, which are more fully described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. The March 26, 2020 share repurchase program will expire on September 30, 2020.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended March 31, 2020.

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

Contingent Consideration

The Company recorded contingent consideration related to the August 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Please refer to Note 3, Business Combinations, for further details on the Company’s acquisition of Enteris and contingent consideration.

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

As of March 31, 2020 and December 31, 2019, the Company’s contingent consideration was recorded at its estimated fair value of $14.5 million.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$1,748	$—	$—	$1,748
Marketable investments	1,197	912	—	285

Financial Liabilities:
Contingent consideration payable	$14,500	$—	$—	$14,500
Warrant liability	129	—	—	129

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$3,555	$—	$—	$3,555
Marketable investments	2,268	1,802	—	466

Financial Liabilities:
Contingent consideration payable	$14,500	$—	$—	$14,500
Warrant liability	76	—	—	76

The changes on the value of the warrant assets during the three months ended March 31, 2020 were as follows (in thousands):

Fair value – December 31, 2019	$3,555
Issued	—
Canceled	—
Change in fair value	(1,807)
Fair value – March 31, 2020	$1,748

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

	March 31, 2020	December 31, 2019
Dividend rate range	—	—
Risk-free rate range	0.37% to 0.55%	1.7% to 1.8%
Expected life (years) range	4.3 to 7.1	4.6 to 7.4
Expected volatility range	70.0% to 141.1%	50.3% to 114.6%

As of March 31, 2020 and December 31, 2019, the Company had three royalties, Besivance®, Best, and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Impaired royalties	$9,547	$—	$—	$9,547
December 31, 2019
Impaired royalties	$10,004	$—	$—	$10,004

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2020 and December 31, 2019.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments.

As of March 31, 2020 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$24,318	$24,318	$24,318	$—	$—
Finance receivables	177,981	177,981	—	—	177,981
Marketable investments	1,197	1,197	912	—	285
Warrant assets	1,748	1,748	—	—	1,748

Financial Liabilities
Contingent consideration payable	$14,500	$14,500	$—	$—	$14,500
Warrant liability	129	129	—	—	129
19

As of December 31, 2019 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$11,158	$11,158	$11,158	$—	$—
Finance receivables	172,825	172,825	—	—	172,825
Marketable investments	2,268	2,268	1,802	—	466
Warrant assets	3,555	3,555	—	—	3,555

Financial Liabilities
Contingent consideration payable	$14,500	$14,500	$—	$—	$14,500
Warrant liability	76	76	—	—	76
20

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

As described in Note 1, SWK Holdings Corporation and Summary of Significant Accounting Policies, the Company has determined it has two reportable segments: Finance Receivables and Pharmaceutical Development, and each are individually managed and provide separate services. Revenues by segment represent revenues earned on the services offered within each segment.

Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income. Management uses this measure of profit (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended March 31, 2020	Finance Receivables	Pharmaceutical Development	Holdings Company and Other	Consolidated
Revenues	$7,136	$166	$—	$7,302
Provision for credit losses and impairment expense	163	—	—	163
Interest expense	101	—	—	101
Pharmaceutical manufacturing, research and development expense	—	1,150	—	1,150
Depreciation and amortization	—	3,502	3	3,505
General and administrative	512	1,047	1,481	3,040
Other expense, net	(2,697)	—	(53)	(2,750)
Provision for income taxes	—	—	1,253	1,253
Net income (loss)	3,663	(5,533)	(2,790)	(4,660)

Included in Holdings Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

21

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Annual Report”), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this report.

COVID-19 Considerations

In December 2019, a novel strain of coronavirus (“COVID-19”) was identified and the disease has since spread across the world, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic.

We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. In the last two weeks in March 2020 and through the date of this filing, our Pharmaceutical Development segment has seen a reduction in its productivity as well as delays in receiving some of its needed supplies as a direct result of the pandemic and the impact on key vendors. This slow-down is likely to continue in the near term until such time as certain restrictions that have been imposed on us and our suppliers are lifted. Such events may result in business disruption and reduced revenues, any of which could materially affect our business, financial condition and results of operations.

Starting in late-March 2020, the governor of New Jersey, where the manufacturing facility of our Pharmaceutical Development segment is located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our Pharmaceutical Development segment significantly reducing activities at its manufacturing facility, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of our customers and suppliers to travel and access customers; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our business.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and a recession or market correction that could materially affect our business and the value of our common stock. We are continuously monitoring our own operations and intend to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic to the best of our abilities, but there can be no assurances that we will be successful in doing so. To the extent we are able to obtain information about and maintain communications with our customers, suppliers, vendors and other business partners, we will seek to minimize disruptions to our Pharmaceutical Development segment’s supply chain. We are continuously monitoring the potential impact of COVID-19 on the liquidity of our business partners and remain in regular contact with the individual management teams across the portfolio of our Finance Receivables segment. We expect that we will need to amend certain performance covenants under some of our credit agreements, and may determine to advance additional capital or allow some interest payments to be paid in-kind for specified periods in order to support our business partners. The ultimate extent of the effects of the COVID-19 pandemic on us is highly uncertain and will depend on future developments which cannot be predicted.

Please refer to Part II., Item 1A., Risk Factors, for additional information on risk factors related to the pandemic or other risks that could impact our business and results of operations.

Overview

We have organized our operations into two segments: Finance Receivables and Pharmaceutical Development. These segments reflect the way the Company evaluates it business performance and manages its operations. Please refer to Item 1. Financial Statements, Note 11 of the notes to the unaudited condensed consolidated financial statements for further information regarding segment information.

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

22

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

Pharmaceutical Development Segment

On August 26, 2019, we commenced our Pharmaceutical Development segment with the acquisition of Enteris. SWK Products, a wholly-owned subsidiary of SWK, entered into a merger agreement pursuant to which Enteris became a wholly-owned subsidiary of SWK. Enteris is a clinical stage biopharmaceutical company offering innovative formulation solutions built around its proprietary oral drug delivery technologies, the Peptelligence® platform. Since its founding in 2013, Enteris has advanced multiple internal and external programs leveraging Peptelligence®, which enables the oral delivery of molecules that are typically injected, including peptides and BCS Class II, III, and IV small molecules, in an enteric-coated tablet formulation.

Our strategy is to utilize the Peptelligence® platform to create a wholly-owned portfolio of milestone and royalty income, and thus increase our net income and book value, by out-licensing our technology in two ways. First, we intend to out-license our technology to pharmaceutical companies to create novel and important oral therapeutic treatments for a wide variety of indications. Second, we intend to out-license to pharmaceutical companies our internally developed reformulations of approved, off-patent injectable therapeutic treatments where Peptelligence® enables oral delivery, resulting in meaningful improvements for patients and caregivers. We also generate income by providing customers pharmaceutical development, formulation and manufacturing with the ultimate goal of generating new out-license agreements of our technology.

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the three months ended March 31, 2020 (in thousands, except rate, share and per share data).

Royalty Purchases and Financings	License Technology	Footnote	Funded Amount	GAAP Balance	Rate	Revenue Recognized
Beleodaq®	Oncology treatment		$7,600	$5,975	N/A	$421
Besivance®	Ophthalmic antibiotic	(1)	6,000	781	N/A	31
Best ABT, Inc.	Oncology diagnosis	(1), (2)	5,784	4,123	N/A	—
Cambia®	NSAID migraine treatment	(1)	8,500	4,643	N/A	127
Forfivo XL®	Depressive disorder treatment		6,000	1,828	N/A	409
Narcan®	Opioid overdose treatment		17,500	548	N/A	707
Secured Royalty Financing (Corporate Debt Security)	Women’s health	(1), (2), (3)	3,000	285	11.5%	—
Tissue Regeneration Therapeutics, Inc.	Umbilical cord banking	(2)	3,250	3,491	N/A	—
23

Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Rate	Revenue Recognized
4Web, Inc.	First Lien	(4)	06/03/23	$20,000	$20,189	12.8%	$737
Acerus Pharmaceuticals, Inc.	First Lien		10/11/23	8,750	8,188	12.0%	368
Aimmune Therapeutics, Inc.	First Lien	(5)	12/31/24	3,686	3,851	8.50%	55
B&D Dental Corporation	First Lien	(2), (6)	12/10/18	8,368	8,337	14.0%	—
B&D Dental Corporation	First Lien Equipment Loan	(7)	03/31/20	3	3	16.3%	—
BIOLASE, Inc.	First Lien		11/09/23	15,000	14,604	12.3%	574
CeloNova BioSciences, Inc.	First Lien		07/31/21	3,500	3,893	12.5%	131
DxTerity Diagnostics, Inc.	First Lien	(8)	12/31/21	10,697	11,015	13.3%	431
Epica International, Inc.	First Lien		07/23/23	12,200	12,325	13.5%	458
eTon Pharmaceuticals, Inc.	First Lien		11/13/24	5,000	4,784	12.0%	179
Harrow Health, Inc.	First Lien	(9)	07/19/23	9,264	8,984	9.0% - 12.0%	276
Keystone Dental, Inc.	First Lien	(10)	11/14/22	15,000	15,316	11.5%	489
Misonix, Inc.	First Lien		06/30/23	30,096	30,075	10.0% - 12.3%	784
Tenex Health, Inc.	First Lien		06/30/21	6,366	6,572	13.0%	249
Thermedx, LLC	Sub Note		05/20/29	353	390	11.8%	11
Veru, Inc.	Synthetic Royalty		03/05/25	10,000	8,066	N/A	699

Common Stock	Footnote	No of Shares	GAAP Balance	Change in Fair Value
Misonix, Inc.		96,810	$912	$(890)

Warrants to Purchase Stock	Footnote	Number of Shares	Exercise Price per Share	GAAP Balance	Change in Fair Value
4Web, Inc.		TBD	TBD	$—	$—
Acerus Pharmaceuticals, Inc.		6,693,107	0.11 CAD	206	(109)
B&D Dental Corporation	(2), (6)	225	0.01	—	—
BIOLASE, Inc.		372,023	1.00	114	(38)
BIOLASE, Inc.		115,175	1.00	36	(12)
CeloNova BioSciences, Inc.		TBD	0.01	—	—
DxTerity Diagnostics, Inc.		1,201,923	2.08	—	—
Epica International, Inc.		TBD	TBD	—	—
eTon Pharmaceuticals, Inc.		51,238	5.86	120	(92)
EyePoint Pharmaceuticals, Inc.		409,091	1.10	249	(179)
EyePoint Pharmaceuticals, Inc.		77,721	1.93	39	(30)
Harrow Health, Inc.		373,847	2.08	984	(1,347)
Tenex Health, Inc.		2,693,878	0.37	—	—

	Assets	Revenue Recognized
Total Finance Receivables	$177,981	$7,136
Total Marketable Investments	1,197	—
Fair Value of Warrant Assets	1,748	—
Total Assets/Revenues	$180,926	$7,136
24

(1)	Investment considered impaired.
(2)	Investment on nonaccrual.
(3)	Security impairment expense of $163 was recognized during the three months ended March 31, 2020.
(4)	In accordance with credit agreement, $3,000 was funded on January 16, 2020.
(5)	In accordance with credit agreement, $2,500 was funded on February 19, 2020.
(6)	B&D is evaluating strategic alternatives for the business. The loan is currently in default.
(7)	B&D retired the facility in April 2020 with its final scheduled payment.
(8)	Amended facility to allow DxTerity to pay in kind the interest payments due in January 2019 and April 2019 subject to DxTerity raising additional subordinated capital, which it accomplished. Amendment also allowed DxTerity to pay in-kind the interest payments due in October 2019, January 2020 and April 2020, subject to DxTerity raising additional subordinated capital.
(9)	In accordance with credit agreement, $608 was funded on April 1, 2020.
(10)	Executed amendment on March 27, 2020, which extended the maturity date to November 2022.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2020, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended March 31, 2020 and 2019 (in millions)

	Three Months Ended March 31,
	2020	2019	Change
Revenues	$7.3	$9.4	$(2.1)
Provision for credit losses and impairment expenses	0.2	0.6	(0.4)
Interest expense	0.1	0.1	—
Pharmaceutical manufacturing, research and development expense	1.2	—	1.2
Depreciation and amortization expense	3.5	—	3.5
General and administrative expense	3.0	1.3	1.7
Other (expense) income, net	(2.8)	0.3	(3.1)
Provision for income taxes	1.3	1.1	0.2
Consolidated net (loss) income	(4.7)	6.6	(11.3)

Revenues

We generated revenues of $7.3 million and $9.4 million for the three months ended March 31, 2020 and 2019, respectively, which consisted primarily of interest and fees earned on our finance receivables. The decrease in revenue was primarily due to a $3.5 million decrease in interest and fees earned on a finance receivable that was paid off during the first quarter of 2019 partially offset by approximately $1.2 million increase in interest and fees earned on new investments or increased funding.

Provision for Credit Losses and Impairment Expense

We recognized impairment expense of $0.2 million on our debt security during the three months ended March 31, 2020.

During the three months ended March 31, 2019, we recognized credit loss provision expense of $0.6 million related to the Besivance® royalty, which was due to increases in sales chargebacks and various rebates (gross sales to net sales deductions) and lower sales volumes.

Interest Expense

Interest expense consists of unused line of credit and maintenance fees, as well as amortization of debt issuance costs on our revolving line of credit. Interest expense for both the three months ended March 31, 2020 and 2019 was $0.1 million.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense totaling $1.2 million was incurred by our Pharmaceutical Development segment which was acquired in the third quarter of 2019.

Depreciation and Amortization

Depreciation and amortization increased by $3.5 million due to the increase in fixed and intangible assets that were obtained in the acquisition of Enteris, which was acquired in the third quarter of 2019.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $3.0 million for the three months ended March 31, 2020 from $1.3 million for the three months ended March 31, 2019, which was due to a $0.6 million increase in consulting and advisory and legal fees, a $0.4 million increase in office and rent expenses and a $0.6 million increase in salaries and benefits expense due to the addition of Enteris, which was acquired in the third quarter of 2019.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2020 reflected a net fair market value loss of $1.9 million on our warrant derivatives and a net fair market value loss of $0.9 million on our Misonix common stock. We believe that the net fair market value losses in our warrant derivative and common stock holdings is primarily attributable to the impact the COVID-19 pandemic has had on global markets.

Other income for the three months ended March 31, 2019 reflected a net fair market value gain of $0.3 million on our warrant derivatives.

Income Tax Expense

During the three months ended March 31, 2020 and 2019, we recognized income tax expense of $1.3 million and $1.1 million, respectively, which represented effective tax rates of negative 37.0 percent and 14.2 percent, respectively. The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. The annual effective tax rate is adjusted for nondeductible expenses and other permanent differences, including changes in fair value on our warrant derivatives and equity securities, which resulted in a $0.2 million increase in income tax expense during the three months ended March 31, 2020 when compared to the same period of the prior year.

On March 27, 2020, The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. There were no significant tax implications as a result of the CARES Act during the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2020, we had $24.3 million in cash and cash equivalents, compared to $11.2 million in cash and cash equivalents as of December 31, 2019. The primary driver of the increase in our cash balance was a result of a $15.0 million draw on the credit facility and receipt of $7.1 million of interest, principal, and royalty payments during the quarter. The increase was offset by $5.0 million of investment funding, $0.8 million of interest and loan repayments and $0.1 million to repurchase shares of the Company’s common stock on the open market.

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

As of March 31, 2020, our finance receivables portfolio contains $178.0 million of finance receivables and $1.2 million of marketable investments. We expect these assets to generate positive cash flows in 2020. However, the COVID-19 pandemic has created substantial uncertainty in the global markets and economy; therefore, we will continue to monitor the short and long-term impact this may have on our finance receivables portfolio. We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, our finance receivables segment may not be able to generate positive cash flow above what our existing assets will produce in 2020.

As of March 31, 2020, our Pharmaceutical Development segment did not have a material impact on our cash flow. We expect the Pharmaceutical Development segment to generate positive cash flow above its expenses from proceeds received under its license agreements and customer relationships; however, the timing of the receipt of payments under the license agreements is uncertain and dependent upon the success of our technology licensees’ pharmaceutical development candidates. Also, the COVID-19 pandemic has resulted in disruption and delays to pharmaceutical clinical trials in general and may impact the expected timing of our technology licensees' ability to achieve milestones upon which we receive income pursuant to our license agreements.

We expect in the aggregate that the Company will generate positive cash flow in excess of our expenses.

We entered into a $20 million revolving credit facility in June 2018. On March 17, 2020, the Company drew $15.0 million on its revolving credit facility in order to support existing business partners and to finance future investment opportunities. As of March 31, 2020, $14.3 million was outstanding under the revolving credit facility and $5.7 million was available for borrowing.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the partner company defaults, and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Please refer to Item 1. Financial Statements, Note 8 of the notes to the unaudited condensed consolidated financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2020, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at March 31, 2020 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

Other than accounting integration of the Enteris acquisition, there have been no changes during the three months ended March 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020. Below are material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic is highly dynamic in the United States and throughout the world and may adversely affect our operations and financial condition.

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. Economic and health conditions in the United States and across most of the globe continue to change rapidly. In the last two weeks in March and through the date of this filing, our Pharmaceutical Development segment has seen a reduction in its productivity as well as delays in receiving some of its needed supplies as a direct result of the pandemic and the impact on key vendors. This slow-down is likely to continue in the near term until such time as certain restrictions that have been imposed on us and our suppliers are lifted. Such events may result in business disruption and reduced revenues, any of which could materially affect our business, financial condition and results of operations.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in late-March 2020, the governor of New Jersey, where the manufacturing facility of our Pharmaceutical Development segment is located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our Pharmaceutical Development segment significantly reducing activities at its manufacturing facility, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of our customers and suppliers to travel and access customers; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our business.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and a recession or market correction that could materially affect our business and the value of our common stock. We are continuously monitoring our own operations and intend to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic, but there can be no assurances that we will be successful in doing so. To the extent we are able to obtain information about and maintain communications with our customers, suppliers, vendors and other business partners, we will seek to minimize disruptions to our Pharmaceutical Development segment’s supply chain. The ultimate extent of the effects of the COVID-19 pandemic on us is highly uncertain and will depend on future developments which cannot be predicted.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 21, 2018, the Board authorized a share repurchase program under which the Company was authorized to repurchase up to $3.5 million of the Company’s outstanding shares of common stock, or approximately 312,497 common shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act. The December 21, 2018 share repurchase program expired on May 31, 2019 and was renewed on September 5, 2019 and March 26, 2020. Under the March 26, 2020 automatic share repurchase program, the Board authorized the repurchase of up to $2.0 million worth of common shares and will expire the earlier of September 30, 2020, the date on which a total of 157,318 common shares have been repurchased, or the date on which $2.0 million worth of common shares have been repurchased.

Since commencing the repurchase programs, the Company has repurchased an aggregate of 234,745 shares of its outstanding common stock, including three privately negotiated purchases outside of the share repurchase programs. As of March 31, 2020, an aggregate of 155,179 shares have been repurchased under the share repurchase programs at a total cost of $1.5 million, or $9.79 per share.

The table below summarizes information about our purchases of common stock during the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
Balance as of December 31, 2019	—	$—	—	162,597
January 1, 2020 through January 31, 2020	4,379	11.99	4,379	158,218
February 1, 2020 through February 29, 2020	—	—	—	158,218
March 1, 2020 through March 31, 2020	900	11.04	900	157,318
	5,279	$11.83	5,279

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2020.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
33