Form 10-Q
period 2020-06-30
SWK Holdings Corp
filed 2020-08-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

As of August 10, 2020, there were 12,800,756 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended June 30, 2020

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

These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A Risk Factors and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$17,167	$11,158
Interest and accounts receivable, net	2,001	2,554
Marketable investments	1,314	1,802
Other current assets	2,244	1,087
Total current assets	22,726	16,601

Finance receivables, net	178,385	172,825
Marketable investments	270	466
Deferred tax asset, net	25,528	25,780
Warrant assets	2,342	3,555
Intangible assets, net	18,522	25,113
Goodwill	8,404	8,404
Property and equipment, net	2,593	1,292
Other non-current assets	242	336
Total assets	$259,012	$254,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,919	$3,061
Revolving credit facility	6,445	—
Total current liabilities	9,364	3,061

Contingent consideration payable	16,290	14,500
Warrant liability	101	76
Other non-current liabilities	1,174	203
Total liabilities	26,929	17,840

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,849,238 and 12,917,348 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	13	13
Additional paid-in capital	4,431,481	4,432,146
Accumulated deficit	(4,199,411)	(4,195,627)
Total stockholders’ equity	232,083	236,532
Total liabilities and stockholders’ equity	$259,012	$254,372

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Finance receivables interest income, including fees	$7,733	$5,654	$14,869	$15,045
Pharmaceutical development	150	—	298	—
Other	20	1	38	2
Total revenues	7,903	5,655	15,205	15,047
Costs and expenses:
Provision for credit losses	—	—	—	609
Impairment expense	—	—	163	—
Interest expense	163	78	264	180
Pharmaceutical manufacturing, research and development expense	1,008	—	2,158	—
Change in fair value of acquisition-related contingent consideration	1,790	—	1,790	—
Depreciation and amortization expense	3,443	5	6,948	9
General and administrative	2,648	1,319	5,688	2,584
Total costs and expenses	9,052	1,402	17,011	3,382
Other (expense) income, net
Unrealized net gain (loss) on warrants	622	748	(1,238)	1,006
Unrealized net gain (loss) on equity securities	402	—	(488)	—
(Loss) income before provision (benefit) for income taxes	(125)	5,001	(3,532)	12,671
(Benefit) provision for income taxes	(1,001)	674	252	1,785
Consolidated net (loss) income	$876	$4,327	$(3,784)	$10,886
Net (loss) income per share
Basic	$0.07	$0.34	$(0.29)	$0.84
Diluted	$0.07	$0.34	$(0.29)	$0.84
Weighted Average Shares
Basic	12,905	12,900	12,909	12,903
Diluted	12,915	12,903	12,909	12,906

See accompanying notes to the unaudited condensed consolidated financial statements.

2

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated net (loss) income	$876	$4,327	$(3,784)	$10,886
Other comprehensive income, net of tax	—	—	—	—
Comprehensive (loss) income	$876	$4,327	$(3,784)	$10,886

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Six Months Ended June 30, 2020
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amounts	In Capital	Deficit	Equity
Balances at December 31, 2019	12,917,348	$13	$4,432,146	$(4,195,627)	$236,532
Stock-based compensation	—	—	187	—	187
Issuance of common stock	5,937	—	—	—	—
Repurchases of common stock in open market	(5,279)	—	(62)	—	(62)
Net loss	—	—	—	(4,660)	(4,660)
Balances at March 31, 2020	12,918,006	13	4,432,271	(4,200,287)	231,997
Stock-based compensation	—	—	183	—	183
Issuance of common stock in lieu of payment of employee cash bonuses	5,200	—	60	—	60
Issuance of common stock	4,569	—	—	—	—
Repurchases of common stock in open market	(78,537)	—	(1,033)	—	(1,033)
Net income	—	—	—	876	876
Balances at June 30, 2020	12,849,238	$13	$4,431,481	$(4,199,411)	$232,083

	Six Months Ended June 30, 2019
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amounts	In Capital	Deficit	Equity
Balances at December 31, 2018	12,933,674	$13	$4,432,499	$(4,219,455)	$213,057
Stock-based compensation	—	—	102	—	102
Issuance of common stock	42,225	—	—	—	—
Repurchases of common stock in open market	(77,300)	—	(745)	—	(745)
Net income	—	—	—	6,559	6,559
Balances at March 31, 2019	12,898,599	13	4,431,856	(4,212,896)	218,973
Stock-based compensation	—	—	88	—	88
Issuance of common stock	11,000	—	—	—	—
Repurchases of common stock in open market	(5,200)	—	(53)	—	(53)
Net income	—	—	—	4,327	4,327
Balances at June 30, 2019	12,904,399	$13	$4,431,891	$(4,208,569)	$223,335

See accompanying notes to the unaudited condensed consolidated financial statements

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Consolidated net (loss) income	$(3,784)	$10,886
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan credit losses	—	609
Impairment expense	163	—
Amortization of debt issuance costs	94	93
Deferred income taxes	252	1,785
Change in fair value of warrants	1,238	(1,006)
Change in fair value of equity securities	488	—
Change in fair value of acquisition-related contingent consideration	1,790	—
Loan discount amortization and fee accretion	(965)	483
Interest paid-in-kind	(1,745)	(805)
Stock-based compensation	370	190
Interest income in excess of cash received	—	(82)
Depreciation and amortization expense	6,948	9
Changes in operating assets and liabilities:
Interest and accounts receivable	553	16
Other assets	(1,157)	(29)
Accounts payable and other liabilities	889	(1,290)
Net cash provided by operating activities	5,134	10,859

Cash flows from investing activities:
Investment in finance receivables	(6,108)	(33,539)
Repayment of finance receivables	3,258	30,590
Corporate debt security principal payments	33	34
Purchases of property and equipment	(1,486)	—
Other	(172)	—
Net cash used in investing activities	(4,475)	(2,915)

Cash flows from financing activities:
Net proceeds from credit facility	6,445	—
Repurchases of common stock, including fees and expenses	(1,095)	(798)
Net cash provided by (used in) financing activities	5,350	(798)

Net increase in cash and cash equivalents	6,009	7,146
Cash and cash equivalents at beginning of period	11,158	20,227
Cash and cash equivalents at end of period	$17,167	$27,373

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of June 30, 2020, the Company had 33 employees.

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

As of August 10, 2020, and since inception of the strategy, the Company and its partners have executed transactions with 36 different parties under its specialty finance strategy, funding an aggregate $540.1 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Deferred revenue includes amounts that have been billed per the contractual terms but have not been recognized as revenue. The Company classifies as current the portion of deferred revenue that is expected to be recognized within one year from the balance sheet date. Deferred revenue was $0.7 million and $0.1 million as of June 30, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

Research and Development

Research and development expenses include the costs associated with internal research and development and research and development conducted for the Company by third parties. These costs primarily consist of salaries, pre-clinical and clinical trials, outside consultants, and supplies. All research and development costs discussed above are expensed as incurred. Third-party expenses reimbursed under research and development contracts, which are not refundable, are recorded as a reduction to pharmaceutical manufacturing research and development expense in the unaudited condensed consolidated statements of operations.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity. ASU 2020-04 is effective from March 12, 2020 through December 31, 2022. An entity may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020 but no later than December 31, 2022. The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04; however, the Company is still evaluating the guidance, and therefore, the impact of the adoption of ASU 2020-04 on the Company’s financial condition and results of operations has not yet been determined.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The new standard adds an impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of losses. The ASU describes the impairment allowance as a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be measured in a manner similar to current GAAP; however, the amendments in this update require that credit losses be presented as an allowance rather than as a write-down, which will allow an entity the ability to record reversals of credit losses in current period net income. On November 15, 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies. Under ASU 2019-10, the effective date for implementation of CECL for smaller reporting companies was extended to fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently evaluating the new guidance but believes it is likely to incur more upfront losses on its portfolio under the new CECL model.

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

The following table shows the computation of basic and diluted net (loss) income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income	$876	$4,327	$(3,784)	$10,886

Denominator:
Weighted-average shares outstanding	12,905	12,900	12,909	12,903
Effect of dilutive securities	10	3	—	3
Weighted-average diluted shares	12,915	12,903	12,909	12,906

Basic net (loss) income per share	$0.07	$0.34	$(0.29)	$0.84
Diluted net (loss) income per share	$0.07	$0.34	$(0.29)	$0.84

For the three months ended June 30, 2020 and 2019, outstanding stock options, restricted stock units and warrants to purchase shares of common stock in an aggregate of approximately 495,000 and 447,000, respectively, have been excluded from the calculation of diluted net (loss) income per share as all such securities were anti-dilutive. For the six months ended June 30, 2020 and 2019, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 483,000, and 424,000, respectively, have been excluded from the calculation of diluted net (loss) income per share as all such securities were anti-dilutive.

Note 3. Business Combinations

On August 26, 2019, Enteris, a biotechnology company offering innovative formulation solutions utilizing its proprietary oral drug delivery technology, became a wholly-owned subsidiary of the Company. The total merger consideration was $34.6 million, which included contingent consideration of $14.5 million, which was remeasured to $16.3 million as of June 30, 2020. The purchase price was subject to certain adjustments with respect to cash, debt, working capital, transaction expenses and the value of the contingent consideration agreement entered into, in connection with the transaction.

Prior to the acquisition, Enteris entered into a non-exclusive commercial license agreement with Cara Therapeutics, Inc. (the “License Agreement”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVA in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

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

Six Months Ended June 30, 2019
Revenues	$19,691
Net income	4,633

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

Goodwill

There was no change in the carrying amount of goodwill from December 31, 2019 to June 30, 2020, and net book value remains at $8.4 million. The net book value of goodwill is solely related to the Enteris acquisition in 2019. As of June 30, 2020, the Company concluded that it is more likely than not that fair value of the reporting unit is greater than its carrying value, and goodwill is not considered to be impaired.

Intangible Assets

As of June 30, 2020, the gross book value, accumulated amortization, net book value and estimated useful life of acquired intangible assets were as follows (in thousands, except estimated useful life data):

	As of June 30, 2020
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licensing agreement	$29,400	$11,476	$17,924	10
Patents	190	64	126	1 - 20
Trade names and trademarks	210	18	192	10
Customer relationships	240	20	220	10
	30,040	11,578	18,462

Deferred patent costs	60	—	60	N/A
Total intangibles	$30,100	$11,578	$18,522

Amortization expense from the acquisition of Enteris was $6.8 million for the period ended June 30, 2020 and was recorded in depreciation and amortization expense. Based on amounts recorded at June 30, 2020, the Company will recognize acquired intangible asset amortization as follows (in thousands):

2020 (remaining)	$5,904
2021	2,661
2022	1,765
2023	1,765
2024	1,421
Thereafter	4,946
$18,462
11

Note 4. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of June 30, 2020, the Company had a credit loss allowance of $8.4 million. Of the total $8.4 million, $1.2 million and $0.6 million are associated with the Company’s Cambia® and Besivance® royalties, respectively. The remaining $6.6 million is related to the ABT Molecular Imaging, Inc. (“ABT”), now known as Best ABT, Inc. (“Best”), second lien term loan that was recognized in order to reflect the Best royalty at its estimated fair value of $4.1 million. The carrying values of finance receivables are as follows (in thousands):

Portfolio	June 30, 2020	December 31, 2019
Term loans	$157,696	$150,453
Royalty purchases	29,077	30,760
Total before allowance for credit losses	186,773	181,213
Allowance for credit losses	(8,388)	(8,388)
Total carrying value	$178,385	$172,825

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	June 30, 2020			December 31, 2019
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$8,334	$149,362	$157,696	$8,337	$142,116	$150,453
Royalty purchases, net of credit loss allowance	7,558	13,131	20,689	7,614	14,758	22,372
Total carrying value	$15,892	$162,493	$178,385	$15,951	$156,874	$172,825

As of June 30, 2020 and December 31, 2019, the Company had three finance receivables in nonaccrual status: (a) the term loan to B&D Dental Corporation (“B&D”), with a net carrying value of $8.3 million, (b) the Best royalty, with a net carrying value of $4.1 million and (c) the Tissue Regeneration Therapeutics, Inc. (“TRT”) royalty, with a net carrying value of $3.5 million. Although in nonaccrual status, the B&D term loan and the TRT royalty were not considered impaired as of both June 30, 2020 and December 31, 2019. The Company collected an aggregate $0.1 million in cash on two of its nonaccrual royalties during the six months ended June 30, 2020. (Please see B&D, Best and TRT below for further details regarding nonaccrual and impaired finance receivables).

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

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During 2016 and 2018, the Company executed three additional amendments to the loan to advance an additional $0.7 million in order to directly pay critical vendors and protect the value of the collateral. The Company obtained a third-party valuation of B&D as of December 31, 2019. As a result of the third-party valuation and facts and circumstances regarding B&D’s operations, the Company believes its collateral position is greater than the unpaid balance; thus, accrued interest has not been reversed nor has an allowance been recorded as of June 30, 2020.

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

TRT

On June 13, 2013, the Company purchased royalties from TRT related to its technology licenses in the family cord banking services sector for $2.0 million, and on October 20, 2014, funded an additional $1.25 million upon the achievement of royalty receipts-based milestones. During the quarter ended March 31, 2016, royalty payments from the primary U.S. licensee ended as a result of the licensee terminating a technology license. The Company and TRT continue to evaluate options in regard to enforcing TRT’s intellectual property rights against this licensee, as well as seeking additional U.S. licensees. TRT’s Canadian licensee continues to pay royalties. The Company is in discussions with TRT to restructure the purchase agreement. Given uncertainties regarding the outcome of the negotiations and the ultimate timing of cash flows related to the U.S. intellectual property, the Company has placed the TRT royalty on non-accrual status, although the Company does not consider it impaired as of June 30, 2020. The Company evaluated several factors in this determination, including input from intellectual property counsel regarding the strength of the related intellectual property, continued receipt of Canadian licensee royalty payments and anticipated terms of the restructured purchase agreement.

Note 5. Marketable Investments

Investments in corporate debt securities and equity securities at June 30, 2020 and December 31, 2019 consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Corporate debt securities	$270	$466
Equity securities	1,314	1,802
Total marketable investments	$1,584	$2,268

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of June 30, 2020 and December 31, 2019, are as follows (in thousands):

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$270	$—	$—	$270

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$466	$—	$—	$466

The following table presents unrealized net gains and losses on equity securities during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized net gain (loss) on equity securities reflected in the unaudited condensed consolidated statements of operations	$402	$—	$(488)	$—

Equity Securities

As of June 30, 2020, the Company’s equity securities include 96,810 shares of Misonix, Inc. (“Misonix”) common stock received pursuant to Misonix’s purchase of Solsys Medical, Inc. (“Solsys”) on September 27, 2019. During the three months ended September 30, 2019 and prior to the acquisition, the Company exercised its Solsys warrants in a cashless transaction to purchase Solsys preferred stock and exercised its preemptive right to protect against dilution of its Solsys equity position. Of the total 109,472 shares of Misonix common stock received for its Solsys equity interests, 12,662 shares are held in escrow by Misonix, are subject to reduction based on terms of the acquisition agreement, and any shares remaining at the end of the escrow period will be released within 15 to 18 months post closing of the acquisition. The 96,810 shares are subject to a one year lock-up that expires on September 27, 2020. As of June 30, 2020, the 96,810 shares of Misonix common stock are reflected at their estimated fair value of $1.3 million.

Debt Securities

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3.0 million of a total of $100.0 million aggregate principal amount of senior secured notes due in November 2026. The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $0.1 million on November 15, 2013. The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. The senior secured notes have been placed on non-accrual status as of June 30, 2016. Total cash collected during the six months ended June 30, 2020 and 2019 was $33,000 and $34,000, respectively, which was credited to the notes’ carrying value. During the six months ended June 30, 2020, impairment expense of $0.2 million was recognized in order to reflect the notes at their estimated fair value of $0.3 million. The notes are included in long-term marketable investments in the unaudited condensed consolidated balance sheets.

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

During the six months ended June 30, 2020 and 2019, the Company recognized $0.3 million and $0.2 million, respectively, of interest expense. On March 17, 2020, the Company drew $15.0 million on its revolving credit facility in order to support existing business partners and to finance future investment opportunities. As of June 30, 2020, $6.4 million was outstanding under the revolving credit facility, and $13.6 million was available for borrowing.

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

Due to certain provisions within the warrant agreement, the warrants meet the definition of a derivative and do not qualify for a scope exception, as it is not considered indexed to the Company’s stock. As such, the warrants are reflected as a warrant liability in the unaudited condensed consolidated balance sheets. The Company recorded a nominal loss for the six months ended June 30, 2020. The Company determined the fair value using the Black-Scholes option pricing model with the following assumptions:

	June 30, 2020	December 31, 2019
Dividend rate	—	—
Risk-free rate	0.14%	1.6%
Expected life (years)	0.2	0.7
Expected volatility	75.7%	31.8%

The changes on the value of the warrant liability during the six months ended June 30, 2020 were as follows (in thousands):

Fair value – December 31, 2019	$76
Issuances	—
Changes in fair value	25
Fair value – June 30, 2020	$101
15

Note 8. Commitments and Contingencies

Unfunded Commitments

As of June 30, 2020, the Company’s unfunded commitments were as follows (in millions):

Aimmune Therapeutics, Inc. (“Aimmune”)	$1.3
eTon Pharmaceuticals, Inc. (“eTon”)	5.0
Total unfunded commitments	$6.3

All unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time per the terms of the royalty purchase or credit agreements, and in the case of loan transactions, are only subject to being advanced as long as an event of default does not exist. As of August 11, 2020, the aggregate unfunded commitment increased to $8.0 million due to the expiration of SWK Funding’s commitment to Aimmune and SWK Funding’s amendment with eTon subsequent to quarter ended June 30, 2020 (please refer to Note 12, Subsequent Events for further details on SWK Funding’s amendment with eTon).

Note 9. Stockholders’ Equity

Stock Compensation Plans

During the six months ended June 30, 2020 and 2019, the Company’s Board of Directors (the “Board”) approved compensation for Board services by granting 10,506 and 5,725 shares, respectively, of common stock as compensation for the non-employee directors. During the six months ended June 30, 2020 and 2019, the Company recorded approximately $0.2 million and $0.1 million, respectively, in Board stock-based compensation expense. The aggregate stock-based compensation expense, including the quarterly Board grants, recognized by the Company for the six months ended June 30, 2020 and 2019 was $0.4 million and $0.2 million, respectively.

During the six months ended June 30, 2020, the Company issued 5,200 shares of its common stock valued at $0.1 million to two of its employees as partial payment in lieu of cash for their 2019 bonuses.

Share Repurchase Programs

On December 21, 2018, September 5, 2019 and March 26, 2020, the Board authorized share repurchase programs, which are more fully described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. The March 26, 2020 share repurchase program will expire not later than September 30, 2020.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the six months ended June 30, 2020.

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

The fair value measurements of the contingent consideration obligations and the related intangible assets arising from business combinations are classified as Level 3 estimates under the fair value hierarchy, as these items have been valued using unobservable inputs. These inputs include: (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Changes in fair value of this obligation are recorded as income or expense within operating income in our condensed consolidated statements of operations. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

As of June 30, 2020 and December 31, 2019, the Company’s contingent consideration was recorded at its estimated fair value of $16.3 million and $14.5 million, respectively.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$2,342	$—	$—	$2,342
Marketable investments	1,584	1,314	—	270

Financial Liabilities:
Contingent consideration payable	$16,290	$—	$—	$16,290
Warrant liability	101	—	—	101

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$3,555	$—	$—	$3,555
Marketable investments	2,268	1,802	—	466

Financial Liabilities:
Contingent consideration payable	$14,500	$—	$—	$14,500
Warrant liability	76	—	—	76
18

The changes on the value of the warrant assets during the six months ended June 30, 2020 were as follows (in thousands):

Fair value – December 31, 2019	$3,555
Issued	—
Canceled	—
Change in fair value	(1,213)
Fair value – June 30, 2020	$2,342

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

	June 30, 2020	December 31, 2019
Dividend rate range	—	—
Risk-free rate range	0.29% to 0.49%	1.7% to 1.8%
Expected life (years) range	4.1 to 7.9	4.6 to 7.4
Expected volatility range	73.7% to 174.4%	50.3% to 114.6%

As of June 30, 2020 and December 31, 2019, the Company had three royalties, Besivance®, Best, and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Impaired royalties	$9,106	$—	$—	$9,106
December 31, 2019
Impaired royalties	$10,004	$—	$—	$10,004

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2020 and December 31, 2019.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments.

As of June 30, 2020 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$17,167	$17,167	$17,167	$—	$—
Finance receivables	178,385	178,385	—	—	178,385
Marketable investments	1,584	1,584	1,314	—	270
Warrant assets	2,342	2,342	—	—	2,342

Financial Liabilities
Contingent consideration payable	$16,290	$16,290	$—	$—	$16,290
Warrant liability	101	101	—	—	101
19

As of December 31, 2019 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$11,158	$11,158	$11,158	$—	$—
Finance receivables	172,825	172,825	—	—	172,825
Marketable investments	2,268	2,268	1,802	—	466
Warrant assets	3,555	3,555	—	—	3,555

Financial Liabilities
Contingent consideration payable	$14,500	$14,500	$—	$—	$14,500
Warrant liability	76	76	—	—	76
20

Note 11. Segment Information

Selected financial and descriptive information is required to be provided about reportable operating segments, considering a “management approach” concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the Company for making operating decisions, allocating resources, and assessing performance. Consequently, the segments are evident from the structure of the Company’s internal organization, focusing on financial information that the Company’s chief operating decision-makers use to make decisions about the Company’s operating matters.

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

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended June 30, 2020	Finance Receivables	Pharmaceutical Development	Holding Company and Other	Consolidated
Revenues	$7,743	$159	$1	$7,903
Interest expense	163	—	—	163
Pharmaceutical manufacturing, research and development expense	—	1,008	—	1,008
Depreciation and amortization	—	3,441	2	3,443
Change in fair value of acquisition-related contingent consideration	—	1,790	—	1,790
General and administrative	791	1,016	841	2,648
Other income, net	996	—	28	1,024
Benefit for income taxes	—	—	(1,001)	(1,001)
Net income (loss)	8,506	(7,094)	(535)	876

Six months ended June 30, 2020	Finance Receivables	Pharmaceutical Development	Holding Company and Other	Consolidated
Revenues	$14,879	$325	$1	$15,205
Provision for credit losses and impairment expense	163	—	—	163
Interest expense	264	—	—	264
Pharmaceutical manufacturing, research and development expense	—	2,158	—	2,158
Depreciation and amortization	—	6,943	5	6,948
Change in fair value of acquisition-related contingent consideration	—	1,790	—	1,790
General and administrative	1,304	2,124	2,260	5,688
Other expense, net	(1,701)	—	(25)	(1,726)
Provision for income taxes	—	—	252	252
Net income (loss)	12,277	(12,688)	(3,373)	(3,784)

Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

Note 12. Subsequent Events

eTon Pharmaceuticals, Inc.

On August 11, 2020, SWK Funding entered into an amendment to the credit agreement with eTon to increase the maximum principal amount of the term loan to $15.0 million. SWK Funding funded $2.0 million at closing of the amendment, bringing the drawn balance to $7.0 million. eTon may draw up to $8.0 million of the remaining commitment upon eTon receiving certain FDA product approval milestones. The amendment provides for a reduction in the interest rate between 0.75 percent to 2.25 percent, dependent upon eTon achieving certain FDA product approval milestones and financial performance metrics. In connection with the amendment, SWK Funding also received a warrant to purchase shares of eTon common stock.

BIOLASE, Inc.

 On August 12, 2020, SWK Funding entered into an amendment to the credit agreement with BIOLASE, Inc. (“BIOLASE”) to extend the interest only period by one year, extend the maturity date by six months and reset liquidity and financial performance covenants. The amendment also requires BIOLASE to make a principal payment in the amount of $0.7 million.

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

In late-March 2020, the governor of New Jersey, where the manufacturing facility of our Pharmaceutical Development segment is located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our Pharmaceutical Development segment significantly reducing activities at its manufacturing facility, thereby negatively impacting our operations. Starting in July 2020, the governor of New Jersey began a phased re-opening of the state’s economy, though much non-essential activities remain limited, which continues to impact operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of our customers and suppliers to travel and access customers; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our business.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and a recession or market correction that could materially affect our business and the value of our common stock. We are continuously monitoring our own operations and intend to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic to the best of our abilities, but there can be no assurances that we will be successful in doing so. To the extent we are able to obtain information about and maintain communications with our customers, suppliers, vendors and other business partners, we will seek to minimize disruptions to our Pharmaceutical Development segment’s supply chain. We are continuously monitoring the potential impact of COVID-19 on the liquidity of our business partners and remain in regular contact with the individual management teams across the portfolio of our Finance Receivables segment. We have and will continue to amend certain performance covenants under some of our credit agreements and will continue to consider advancing additional capital or allow some interest payments to be paid in-kind for specified periods in order to support our business partners. The value of the marketable securities that we hold might also be negatively impacted as a result of COVID-19. The ultimate extent of the effects of the COVID-19 pandemic on us is highly uncertain and will depend on future developments which cannot be predicted.

Please refer to Part II, Item 1A, Risk Factors, for additional information on risk factors related to the pandemic or other risks that could impact our business and results of operations.

Overview

We have organized our operations into two segments: Finance Receivables and Pharmaceutical Development. These segments reflect the way the Company evaluates it business performance and manages its operations. Please refer to Part I, Item I, Financial Statements, Note 11 of the notes to the unaudited condensed consolidated financial statements for further information regarding segment information.

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

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the six months ended June 30, 2020 (in thousands, except rate, share and per share data).

Royalty Purchases and	License		Funded	GAAP		Revenue Recognized
Financings	Technology	Footnote	Amount	Balance	Rate	YTD	Q2
Beleodaq®	Oncology treatment		$7,600	$5,770	N/A	$851	$430
Besivance®	Ophthalmic antibiotic	(1)	6,000	658	N/A	27	(4)
Best ABT, Inc.	Oncology diagnosis	(1), (2)	5,784	4,067	N/A	—	—
Cambia®	NSAID migraine treatment	(1)	8,500	4,381	N/A	215	88
Forfivo XL®	Depressive disorder treatment		6,000	1,758	N/A	819	410
Narcan®	Opioid overdose treatment		17,500	565	N/A	1,190	483
Secured Royalty Financing (Corporate Debt Security)	Women’s health	(1), (2), (3)	3,000	270	11.5%	—	—
Tissue Regeneration Therapeutics, Inc.	Umbilical cord banking	(2)	3,250	3,490	N/A	—	—
23

			Maturity		GAAP		Revenue Recognized
Term Loans	Type	Footnote	Date	Principal	Balance	Rate	YTD	Q2
4Web, Inc.	First Lien	(4)	06/03/23	$20,526	$20,920	12.8%	$1,478	741
Acerus Pharmaceuticals, Inc.	First Lien		10/11/23	8,750	8,271	12.0%	717	349
Aimmune Therapeutics, Inc.	First Lien	(5)	12/31/24	3,928	3,938	8.50%	143	88
B&D Dental Corporation	First Lien	(2), (6)	12/10/18	8,365	8,334	14.0%	—	—
B&D Dental Corporation	First Lien Equipment Loan	(7)	03/31/20	—	—	16.3%	—	—
BIOLASE, Inc.	First Lien	(8)	11/09/23	15,000	14,668	12.3%	1,152	578
CeloNova BioSciences, Inc.	First Lien		07/31/21	3,811	3,922	12.5%	263	132
DxTerity Diagnostics, Inc.	First Lien	(9)	12/31/21	11,120	11,412	16.3%	828	397
Epica International, Inc.	First Lien		07/23/23	12,000	12,172	13.5%	922	464
eTon Pharmaceuticals, Inc.	First Lien	(10)	11/13/24	5,000	4,817	12.0%	363	184
Harrow Health, Inc.	First Lien	(11)	07/19/23	10,083	9,839	9.0% - 12.0%	530	254
Keystone Dental, Inc.	First Lien	(12)	11/14/22	15,000	15,314	11.5%	952	463
Misonix, Inc.	First Lien		06/30/23	30,096	30,025	10.0% - 12.3%	1,577	793
Tenex Health, Inc.	First Lien		06/30/21	6,105	6,343	13.0%	488	239
Thermedx, LLC	Sub Note		05/20/29	402	403	11.8%	23	12
Veru, Inc.	Synthetic Royalty		03/05/25	7,319	7,318	N/A	2,331	1,632

				Change in Fair Value
Common Stock	Footnote	No of Shares	GAAP Balance	YTD	Q2
Misonix, Inc.		96,810	$1,314	$(488)	$402
24

					Change in Fair Value
Warrants to Purchase Stock	Footnote	Number of Shares	Exercise Price per Share	GAAP Balance	YTD	Q2
4Web, Inc.		TBD	TBD	$—	$—	$—
Acerus Pharmaceuticals, Inc.		6,693,107	0.11 CAD	271	(43)	66
B&D Dental Corporation	(2), (6)	225	0.01	—	—	—
BIOLASE, Inc.	(8)	550,977	0.39	250	47	85
BIOLASE, Inc.	(8)	—	—	—	4	16
CeloNova BioSciences, Inc.		TBD	0.01	—	—	—
DxTerity Diagnostics, Inc.		1,201,923	2.08	—	—	—
Epica International, Inc.		TBD	TBD	—	—	—
eTon Pharmaceuticals, Inc.		51,238	5.86	179	(33)	59
EyePoint Pharmaceuticals, Inc.		409,091	1.10	165	(263)	(84)
EyePoint Pharmaceuticals, Inc.		77,721	1.93	25	(44)	(14)
Harrow Health, Inc.		373,847	2.08	1,452	(880)	467
Tenex Health, Inc.		2,693,878	0.37	—	—	—

		Revenue
	Assets	Recognized
Total Finance Receivables	$178,385	$14,869
Total Marketable Investments	1,584	—
Fair Value of Warrant Assets	2,342	—
Total Assets/Revenues	$182,311	$14,869

(1)	Investment considered impaired.
(2)	Investment on nonaccrual.
(3)	Impairment expense of $163 was recognized during the six months ended June 30, 2020.
(4)	In accordance with credit agreement, $3,000 was funded on January 16, 2020. First amendment to credit agreement was signed on May 28, 2020, allowing 4Web to pay in-kind the interest due in May 2020.
(5)	In accordance with credit agreement, $2,500 was funded on February 19, 2020.
(6)	B&D is evaluating strategic alternatives for the business. The loan is currently in default.
(7)	B&D retired the facility in April 2020 with its final scheduled payment.
(8)	We executed an amendment on May 15, 2020, which consolidated first, second and third warrants, for a total of 550,977 shares at $0.39198 per share. We executed an amendment on August 12, 2020, which requires BIOLASE to make a principal payment in the amount of $700. The August 2020 amendment also extended the interest only period by twelve months and the maturity date by six months.
(9)	We amended the facility to allow DxTerity to pay in kind the interest payments due in January 2019 and April 2019, subject to DxTerity raising additional subordinated capital, which it accomplished. The amendment also allowed DxTerity to pay in-kind the interest payments due in October 2019, January 2020 and April 2020, subject to DxTerity raising additional subordinated capital, which DxTerity did not accomplish by the required date. This resulted in a default under the credit agreement. DxTerity paid the interest payment due in July 2020, and we are currently working with DxTerity to remedy the default.
(10)	We executed an amendment on August 11, 2020 to increase the maximum principal amount of the term loan to $15,000. eTon may draw up to $8,000 upon reaching certain milestones outlined in the amendment. The amendment allows provides for a decrease in the interest rate to between 0.75 and 2.25 percent, also dependent upon eTon achieving certain milestones outlined in the amendment. We funded $2,000 at closing.
(11)	In accordance with credit agreement, $608 was funded on April 1, 2020.
(12)	We executed an amendment on March 27, 2020, which extended the maturity date to November 2022.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2020, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

Refer to Part I, Item 1, Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended June 30, 2020 and 2019 (in millions)

	Three Months Ended June 30,
	2020	2019	Change
Revenues	$7.9	$5.7	$2.2
Interest expense	0.2	0.1	0.1
Pharmaceutical manufacturing, research and development expense	1.0	—	1.0
Change in fair value of acquisition-related contingent consideration	1.8	—	1.8
Depreciation and amortization expense	3.4	—	3.4
General and administrative expense	2.6	1.3	1.3
Other income, net	1.0	0.7	0.3
(Benefit) provision for income taxes	(1.0)	0.7	(1.7)
Consolidated net income	0.9	4.3	(3.4)

Revenues

We generated revenues of $7.9 million and $5.7 million for the three months ended June 30, 2020 and 2019, respectively, which consisted primarily of interest and fees earned on our finance receivables. The $2.2 million increase primarily consists of a $1.8 million net increase in royalty income and a $1.6 million increase in fees and interest earned on our finance receivables due to funding new and existing loans. The increase in revenue was offset by a $1.3 million decrease in interest and fees earned on finance receivables that were paid off or paid down since the second quarter of 2019.

Interest Expense

Interest expense consists of interest on amounts borrowed, unused line of credit and maintenance fees, as well as amortization of debt issuance costs on our revolving line of credit. Interest expense was $0.2 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively. On March 17, 2020, we drew $15.0 million on our revolving credit facility in order to support existing business partners and to finance future investment opportunities, which accounts for the $0.1 million increase in interest expense.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense totaling $1.0 million was incurred by our Pharmaceutical Development segment, which was acquired in the third quarter of 2019.

Depreciation and Amortization

Depreciation and amortization increased by $3.4 million due to the increase in fixed and intangible assets that were obtained in the acquisition of Enteris, which was acquired in the third quarter of 2019.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $2.6 million for the three months ended June 30, 2020 from $1.3 million for the three months ended June 30, 2019, which was due to a $0.8 million increase in salaries, benefits and stock-based compensation expense; a $0.2 million increase in general office, insurance and rent expense; and a $0.3 million increase in accounting, audit, legal and other professional fees. The increase in general and administrative expenses were primarily due to the addition of Enteris, which was acquired in the third quarter of 2019.

Other Income, Net

Change in Fair Value of Warrants and Marketable Investments

Other income, net for the three months ended June 30, 2020 reflected a net fair market value gain of $0.6 million on our warrant derivatives and a net fair market value gain of $0.4 million on our Misonix common stock.

Other income for the three months ended March 31, 2019 reflected a net fair market value gain of $0.7 million on our warrant derivatives.

Change in Fair Value of Contingent Consideration

The change in the fair value of the contingent consideration for the three months ended June 30, 2020 was $1.8 million. The contingent consideration is the earnout related to the August 26, 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement (please refer to Part I, Item 1, Financial Statements, Note 3 of the notes to the unaudited condensed consolidated financial statements for further information on contingent consideration and the acquisition of Enteris). The contingent consideration was remeasured to fair value as of June 30, 2020. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the estimated value of the liability.

Income Tax Expense (Benefit) Expense

During the three months ended June 30, 2020, we recognized an income tax benefit of $1.0 million when compared to $0.7 million income tax expense for the three months ended June 30, 2019, which represented effective tax rates of negative 7.38 percent and 14.0 percent, respectively. The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. The annual effective tax rate is adjusted for nondeductible expenses and other permanent differences, including changes in fair value in our acquisition-related contingent consideration, warrant derivatives and equity securities, which resulted in a $1.7 million decrease in income tax expense during the three months ended June 30, 2020 when compared to the same period of the prior year.

Comparison of the Six Months Ended June 30, 2020 and 2019 (in millions)

	Six Months Ended June 30,
	2020	2019	Change
Revenues	$15.2	$15.0	$0.2
Provision for credit losses and impairment expense	0.2	0.6	(0.4)
Interest expense	0.3	0.2	0.1
Pharmaceutical manufacturing, research and development expense	2.2	—	2.2
Change in fair value of acquisition-related contingent consideration	1.8	—	1.8
Depreciation and amortization expense	6.9	—	6.9
General and administrative	5.7	2.6	3.1
Other (expense) income, net	(1.7)	1.0	(2.7)
Provision for income taxes	0.3	1.8	(1.5)
Consolidated net (loss) income	(3.8)	10.9	(14.7)

Revenues

We generated revenues of $15.2 million and $15.0 million for the six months ended June 30, 2020 and 2019, respectively. The increase in revenue was primarily the result of a $2.2 million net increase in royalty income, a $1.9 million net increase in fees and interest earned on our finance receivables due to funding on new and existing loans, and a $0.3 million increase from our pharmaceutical development segment. The increase in revenue was offset by a $4.2 million decrease in interest and fees earned on finance receivables that were paid off or paid down since the second quarter of 2019.

Provision for Credit Losses and Impairment Expense

We recognized impairment expense of $0.2 million on our debt securities during the six months ended June 30, 2020. Please refer to Part I, Item I, Financial Statements, Note 5 of the Notes to the unaudited condensed consolidated financial statements for further information regarding the provision for credit loss recognized during the six months ended June 30, 2020.

During the six months ended June 30, 2019, we recognized credit loss provision expense of $0.6 million related to the Besivance® royalty, which was due to increases in sales chargebacks and various rebates (gross sales to net sales deductions) and lower sales volumes.

Interest Expense

Interest expense includes interest on amounts borrowed, unused line of credit and maintenance fees, as well as amortization of debt issuance costs on our revolving line of credit. Interest expense was $0.3 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. On March 17, 2020, we drew $15.0 million on our revolving credit facility in order to support existing business partners and to finance future investment opportunities, which accounts for the $0.1 million increase in interest expense.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense totaling $2.2 million was incurred by our Pharmaceutical Development segment, which was acquired in the third quarter of 2019.

Depreciation and Amortization

Depreciation and amortization increased by $6.9 million due to the increase in fixed and intangible assets that were obtained in the acquisition of Enteris, which was acquired in the third quarter of 2019.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $5.7 million for the six months ended June 30, 2020 from $2.6 million for the six months ended June 30, 2019, which was due to a $1.5 million increase in salaries, benefits and stock-based compensation expense; a $0.7 million increase in general office, insurance and rent expense; an $0.8 million increase in accounting, audit, legal and other professional fees; and a $0.1 million increase in business development expense. The increase in general and administrative expenses were primarily due to the addition of Enteris, which was acquired in the third quarter of 2019, along with our recent uplisting to the Nasdaq Stock Market.

Other Income (Expense), Net

Change in Fair Value of Warrants and Marketable Investments

Other income (expense), net for the six months ended June 30, 2020 reflected a net fair market value loss of $1.2 million on our warrant derivatives and a net fair market value loss of $0.5 million on our Misonix common stock. We believe that the net fair market value losses in our warrant derivative and common stock holdings is primarily attributable to the impact the COVID-19 pandemic has had on global markets.

Other income for the six months ended June 30, 2019 reflected a $1.0 million net fair market value gain on our warrant derivatives.

Change in Fair Value of Contingent Consideration

The change in the fair value of the contingent consideration for the six months ended June 30, 2020 was $1.8 million. The contingent consideration is the earnout related to the August 26, 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement (please refer to Part I, Item 1, Financial Statements, Note 3 of the notes to the unaudited condensed consolidated financial statements for further information on contingent consideration and the acquisition of Enteris). The contingent consideration was remeasured to fair value as of June 30, 2020. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the estimated value of the liability.

Income Tax Provision

During the six months ended June 30, 2020 and 2019, we recognized income tax expense of $0.3 million and $1.8 million, respectively. The $1.5 million decrease in income tax expense is primarily the result of our pre-tax loss position for the six months ended June 30, 2020 compared to our pre-tax loss income position for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had $17.2 million in cash and cash equivalents, compared to $11.2 million in cash and cash equivalents as of December 31, 2019. The primary driver of the increase in our cash balance was the result of a $15.0 million draw on our credit facility and receipt of $15.6 million of interest, principal, and royalty payments received on our finance receivables. The increase was offset by $8.0 million of interest and principal payments made on our credit facility; $6.0 million of investment funding, net of deferred fees and origination expenses; $3.8 million of salaries, employee benefits and accounts payable; and $1.1 million to repurchase shares of the Company’s common stock on the open market.

Our ability to generate cash in the future depends primarily upon our success in implementing our Finance Receivable segment business model of generating income by providing capital to a broad range of life science companies, institutions and inventors, as well as the success of our Pharmaceutical Development segment. We generate income primarily from four sources:

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

As of June 30, 2020, our finance receivables portfolio contains $178.4 million of finance receivables and $1.6 million of marketable investments. We expect these assets to generate positive cash flows in 2020. However, the COVID-19 pandemic has created substantial uncertainty in the global markets and economy; therefore, we will continue to monitor the short and long-term impact this may have on our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates with a LIBOR-based interest rate floor. Changes in interest rates, including LIBOR rates, may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, our finance receivables segment may not be able to generate positive cash flow above what our existing assets are expected to produce in 2020. We do not assume any near-term repayments from borrowers, and as a result, no assurances can be given that actual results would not differ materially from the statement above.

As of June 30, 2020, our Pharmaceutical Development segment did not have a material impact on our overall ability to generate positive cash flow. We expect the Pharmaceutical Development segment to generate positive cash flow above its expenses from proceeds received under its license agreements and customer relationships; however, the timing of the receipt of payments under the license agreements is uncertain and dependent upon the success of our technology licensees’ pharmaceutical development candidates. Also, the COVID-19 pandemic has resulted in disruption and delays to pharmaceutical clinical trials in general and may impact the expected timing of our technology licensees’ ability to achieve milestones upon which we receive income pursuant to our license agreements.

Though we expect in the aggregate that the Company will generate positive cash flow in excess of our expenses, given the abrupt decline in global economic activity, and the uncertain recovery from such decline, caused by COVID-19, we cannot predict with this with certainty.

We entered into a $20.0 million revolving credit facility in June 2018. On March 17, 2020, the Company drew $15.0 million on our revolving credit facility in order to support existing business partners and to finance future investment opportunities. As of August 10, 2020, $4.9 million was outstanding under the revolving credit facility and $15.1 million was available for borrowing.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the partner company defaults, and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Please refer to Part I, Item I, Financial Statements, Note 8 of the notes to the unaudited condensed consolidated financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended June 30, 2020, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at June 30, 2020 approximated its carrying value.

Investment and Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships, the difference in re-pricing intervals between our assets and liabilities and the effect that interest rates may have on our cash flow.

As we seek to provide capital to a broad range of life science companies, institutions and investors with the majority of our finance receivables portfolio paying interest based on floating interest rates with a LIBOR floor, our net investment income is dependent, in part, upon the difference between the rate at which we earn on our cash and cash equivalents and the rate at which we lend those funds to third parties. As a result, we are subject to risks relating to changes in market interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations by providing capital at variable interest rates. We do not currently engage in any interest rate hedging activities. We constantly monitor our portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any of our investments.

During 2018, we entered into a revolving credit facility. As we borrow funds to make additional investments, our income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our income, especially to the extent we continue to hold fixed rate investments. We generally seek to mitigate this risk by pricing our debt investments with floating interest rates to maintain the spread of our portfolio over the cost of leverage. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations, which we have not done. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our investment income, net of borrowing expenses.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities, known as the Secured Overnight Funding Rate (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements with our partner companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Our term loans typically contain provisions to facilitate the transition to such new standard. If affected credit agreements with our partner companies are unable to be renegotiated, our investments may bear interest at a lower rate, subject to any contractual minimum LIBOR floors, which would decrease investment income and potentially the value of such investments. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and investment income cannot yet be determined.

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

Changes in Internal Control over Financial Reporting

Other than accounting integration of the Enteris acquisition, there have been no changes during the six months ended June 30, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Information regarding the Company’s risk factors appears in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020. Below are material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Risks Related to Pharmaceutical Development Segment

The COVID-19 pandemic is highly dynamic in the United States and throughout the world and may adversely affect our operations and financial condition.

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. Economic and health conditions in the United States and across most of the globe continue to change rapidly. The COVID-19 outbreak may disrupt our operations through its impact on our employees, our partner companies and their businesses, and certain industries in which our partner companies operate. In the last two weeks in March and through the date of this filing, our Pharmaceutical Development segment has seen a reduction in its productivity as well as delays in receiving some of its needed supplies as a direct result of the pandemic and the impact on key vendors. This slow-down is likely to continue in the near term until such time as certain restrictions that have been imposed on us and our suppliers are lifted. Such events may result in business disruption and reduced revenues, any of which could materially affect our business, financial condition and results of operations.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in late-March 2020, the governor of New Jersey, where the manufacturing facility of our Pharmaceutical Development segment is located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Starting in July 2020, the governor of New Jersey began a phased re-opening of the state’s economy, though much non-essential activities remain limited, which continues to impact operations. Such orders or restrictions have resulted in our Pharmaceutical Development segment significantly reducing activities at its manufacturing facility, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of our customers and suppliers to travel and access customers; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our business.

While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets and a recession or market correction that could materially affect our business, including the ability of our borrowers or the marketers of products upon which we derive our royalty income to raise capital in order to fund their operations during the pandemic, and the value of our common stock.

The COVID-19 outbreak may disrupt our operations through its impact on our employees, our portfolio companies and their businesses, and certain industries in which our portfolio companies operate. Disruptions to our portfolio companies may impair their ability to fulfill their obligations to us and could result in increased risk of delinquencies, defaults, declining collateral values associated with our existing loans, and impairments or losses on our loans.

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

Risks Related to Finance Receivables Segment

Currently, we have a limited number of assets, which subjects our aggregate returns, and the value of our common stock, to a greater risk of significant loss if any of our debt or equity securities declines in value or if any of our royalty investments substantially underperforms our expectations.

Our total investment in companies may be significant individually or in the aggregate. A consequence of our currently limited number of assets in our Finance Receivables segment is that the aggregate returns we realize may be significantly adversely affected if one or more of our significant partner company investments perform poorly or if we need to write down the value of any one significant investment, which may be more severe than if we had made smaller investments in more companies. Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

Risks Related to Our Business and Structure

We are dependent upon our key management personnel for our future success.

We depend on the diligence, skill and network of business contacts of our senior management and their access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the continued service of this senior management team, in particular, Winston L. Black, Chief Executive Officer. His departure could have a material adverse effect on our ability to achieve our business objectives. In addition, we have very few employees, so the loss of any employee could be disruptive to our business. In addition, if members of our key management team were to be affected by COVID-19, this could significantly impair our ability to execute our business. We are taking precautions to protect the safety and well-being of our employees, including enhancing our standard operating procedures at Enteris to provide for additional cleaning and hygiene measures, as well as, social distancing. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employees’ ability to service the finance receivables portfolio or Enteris’ customers.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 21, 2018, the Board authorized a share repurchase program under which the Company was authorized to repurchase up to $3.5 million of the Company’s outstanding shares of common stock, or approximately 312,497 common shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act. The December 21, 2018 share repurchase program expired on May 31, 2019 and was renewed on September 5, 2019 and March 26, 2020. Under the March 26, 2020 share repurchase program, the Board authorized the repurchase of up to $2.0 million worth of common shares. That program will expire on the earliest of September 30, 2020, the date on which a total of 157,318 common shares have been repurchased, or the date on which $2.0 million worth of common shares have been repurchased.

As of June 30, 2020, the Company has repurchased 233,716 shares under the share repurchase programs at a total cost of $2.6 million, or $10.92 per share. Through August 10, 2020, the Company has repurchased an aggregate of 361,711 shares of its outstanding common stock, including three privately negotiated purchases outside of the share repurchase programs, at a total cost of $3.9 million or $10.91 per share. As of August 10, 2020, 30,352 shares may yet be repurchased under the programs.

The table below summarizes information about our purchases of common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
Balance as of March 31, 2020				157,318
April 1, 2020 through April 30, 2020	2,000	$11.26	2,000	155,318
May 1, 2020 through May 31, 2020	13,716	12.49	13,716	141,602
June 1, 2020 through June 30, 2020	62,821	13.35	62,821	78,781
	78,537	$13.14	78,537

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2020.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
36