Form 10-Q
period 2020-09-30
SWK Holdings Corp
filed 2020-11-13
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 10, 2020, there were 12,789,493 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended September 30, 2020

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$9,314	$11,158
Interest and accounts receivable, net	4,608	2,554
Marketable investments	1,136	1,802
Other current assets	1,911	1,087
Total current assets	16,969	16,601

Finance receivables, net	183,242	172,825
Marketable investments	254	466
Deferred tax asset, net	25,986	25,780
Warrant assets	2,407	3,555
Intangible assets, net	15,983	25,113
Goodwill	8,404	8,404
Property and equipment, net	3,368	1,292
Other non-current assets	190	336
Total assets	$256,803	$254,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,625	$3,061
Total current liabilities	3,625	3,061

Contingent consideration payable	16,464	14,500
Warrant liability	—	76
Other non-current liabilities	1,013	203
Total liabilities	21,102	17,840

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,782,151 and 12,917,348 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	13	13
Additional paid-in capital	4,430,757	4,432,146
Accumulated deficit	(4,195,069)	(4,195,627)
Total stockholders’ equity	235,701	236,532
Total liabilities and stockholders’ equity	$256,803	$254,372

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Finance receivables interest income, including fees	$7,869	$6,198	$22,738	$21,243
Pharmaceutical development	2,778	149	3,076	149
Other	—	2	9	4
Total revenues	10,647	6,349	25,823	21,396
Costs and expenses:
Provision for credit losses	—	—	—	609
Impairment expense	—	—	163	—
Interest expense	101	79	365	259
Pharmaceutical manufacturing, research and development expense	1,182	286	3,311	286
Change in fair value of acquisition-related contingent consideration	174	—	1,964	—
Depreciation and amortization expense	2,681	358	9,629	368
General and administrative	2,527	2,718	8,215	5,301
Total costs and expenses	6,665	3,441	23,647	6,823
Other (expense) income, net
Unrealized net gain (loss) on warrants	87	(1,152)	(1,151)	(146)
Unrealized net (loss) gain on equity securities	(178)	1,787	(666)	1,787
Income before provision (benefit) for income taxes	3,891	3,543	359	16,214
Provision (benefit) for income taxes	(451)	(614)	(199)	1,171
Consolidated net income	$4,342	$4,157	$558	$15,043
Net income per share
Basic	$0.34	$0.32	$0.04	$1.17
Diluted	$0.34	$0.32	$0.04	$1.17
Weighted Average Shares
Basic	12,905	12,904	12,891	12,903
Diluted	12,916	12,908	12,898	12,906

See accompanying notes to the unaudited condensed consolidated financial statements.

2

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated net income	$4,342	$4,157	$558	$15,043
Other comprehensive income, net of tax	—	—	—	—
Comprehensive income	$4,342	$4,157	$558	$15,043

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amounts	Capital	Deficit	Equity
Balances at December 31, 2019	12,917,348	$13	$4,432,146	$(4,195,627)	$236,532
Stock-based compensation	—	—	187	—	187
Issuance of common stock	5,937	—	—	—	—
Repurchases of common stock in open market	(5,279)	—	(62)	—	(62)
Net loss	—	—	—	(4,660)	(4,660)
Balances at March 31, 2020	12,918,006	13	4,432,271	(4,200,287)	231,997
Stock-based compensation	—	—	183	—	183
Issuance of common stock in payment of employee cash bonuses	5,200	—	60	—	60
Issuance of common stock	4,569	—	—	—	—
Repurchases of common stock in open market	(78,537)	—	(1,033)	—	(1,033)
Net income	—	—	—	876	876
Balances at June 30, 2020	12,849,238	13	4,431,481	(4,199,411)	232,083
Stock-based compensation	—	—	179	—	179
Issuance of common stock	3,089	—	—	—	—
Repurchases of common stock in open market	(70,176)	—	(903)	—	(903)
Net income	—	—	—	4,342	4,342
Balances at September 30, 2020	12,782,151	$13	$4,430,757	$(4,195,069)	$235,701

	Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amounts	Capital	Deficit	Equity
Balances at December 31, 2018	12,933,674	$13	$4,432,499	$(4,219,455)	$213,057
Stock-based compensation	—	—	102	—	102
Issuance of common stock	42,225	—	—	—	—
Repurchases of common stock in open market	(77,300)	—	(745)	—	(745)
Net income	—	—	—	6,559	6,559
Balances at March 31, 2019	12,898,599	13	4,431,856	(4,212,896)	218,973
Stock-based compensation	—	—	88	—	88
Issuance of common stock	11,000	—	—	—	—
Repurchases of common stock in open market	(5,200)	—	(53)	—	(53)
Net income	—	—	—	4,327	4,327
Balances at June 30, 2019	12,904,399	13	4,431,891	(4,208,569)	223,335
Stock-based compensation	—	—	147	—	147
Issuance of common stock	4,344	—	—	—	—
Repurchases of common stock in open market	(900)	—	(11)	—	(11)
Net income	—	—	—	4,157	4,157
Balances at September 30, 2019	12,907,843	$13	$4,432,027	$(4,204,412)	$227,628

See accompanying notes to the unaudited condensed consolidated financial statements

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Consolidated net income	$558	$15,043
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan credit losses	—	609
Impairment expense	163	—
Amortization of debt issuance costs	141	140
Deferred income taxes	(206)	1,171
Change in fair value of warrants	1,151	146
Change in fair value of equity securities	666	(1,787)
Change in fair value of acquisition-related contingent consideration	1,964	—
Loan discount amortization and fee accretion	(1,598)	122
Interest paid-in-kind	(2,369)	(875)
Stock-based compensation	549	337
Interest income in excess of cash received	—	(82)
Depreciation and amortization expense	9,629	368
Changes in operating assets and liabilities:
Interest and accounts receivable	(2,054)	(112)
Other assets	(819)	(252)
Accounts payable and other liabilities	1,434	(1,434)
Net cash provided by operating activities	9,209	13,394

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(19,707)
Investment in equity securities	—	(159)
Investment in finance receivables	(12,458)	(41,039)
Repayment of finance receivables	5,928	32,630
Corporate debt security principal payments	49	49
Purchases of property and equipment	(2,354)	—
Other	(220)	(100)
Net cash used in investing activities	(9,055)	(28,326)

Cash flows from financing activities:
Repurchases of common stock, including fees and expenses	(1,998)	(809)
Net cash used in financing activities	(1,998)	(809)

Net decrease in cash and cash equivalents	(1,844)	(15,741)
Cash and cash equivalents at beginning of period	11,158	20,227
Cash and cash equivalents at end of period	$9,314	$4,486

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of September 30, 2020, the Company had 32 employees.

The Company has net operating loss carryforwards (“NOLs”) and believes that the ability to utilize these NOLs is an important and substantial asset. However, at this time, under current law, the Company does not anticipate that the Finance Receivables and Pharmaceutical Development segments will generate sufficient income to permit the Company to utilize all of its NOLs prior to their respective expiration dates. As such, it is possible that the Company might pursue additional strategies that it believes might result in the ability to utilize more of the NOLs.

As of November 10, 2020, and since inception of the strategy, the Company and its partners have executed transactions with 38 different parties under its specialty finance strategy, funding an aggregate $550.4 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

On August 26, 2019, the Company commenced its Pharmaceutical Development segment with the acquisition of Enteris BioPharma, Inc. (“Enteris”), which is a wholly-owned subsidiary of the Company.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition; stock-based compensation; valuation of accounts receivable; impairment of finance receivables; long-lived assets; property, plant and equipment; intangible assets; goodwill; valuation of warrants; contingent consideration; income taxes; and contingencies and litigation, among others. Some of these judgments can be subjective and complex, and consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

Deferred revenue includes amounts that have been billed per the contractual terms but have not been recognized as revenue. The Company classifies as current the portion of deferred revenue that is expected to be recognized within one year from the balance sheet date. Deferred revenue was $0.5 million and $0.1 million as of September 30, 2020 and December 31, 2019, respectively, and is included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” This standard adds an impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under this guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of losses. This ASU describes the impairment allowance as a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be measured in a manner similar to current GAAP; however, the amendments in this update require that credit losses be presented as an allowance rather than as a write-down, which will allow an entity the ability to record reversals of credit losses in current period net income. On November 15, 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies. Under ASU 2019-10, the effective date for implementation of CECL for smaller reporting companies was extended to fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently evaluating the new guidance but believes it is likely to incur more upfront losses on its portfolio under the new CECL model.

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

The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$4,342	$4,157	$558	$15,043

Denominator:
Weighted-average shares outstanding	12,905	12,904	12,891	12,903
Effect of dilutive securities	11	4	7	3
Weighted-average diluted shares	12,916	12,908	12,898	12,906

Basic net income per share	$0.34	$0.32	$0.04	$1.17
Diluted net income per share	$0.34	$0.32	$0.04	$1.17

For the three months ended September 30, 2020 and 2019, outstanding stock options, restricted stock units and warrants to purchase shares of common stock in an aggregate of approximately 409,000 and 436,000, respectively, have been excluded from the calculation of diluted net income per share as all such securities were anti-dilutive. For the nine months ended September 30, 2020 and 2019, outstanding stock options, restricted stock units and warrants to purchase shares of common stock in an aggregate of approximately 455,000, and 428,000, respectively, have been excluded from the calculation of diluted net income per share as all such securities were anti-dilutive.

Note 3. Business Combinations

On August 26, 2019, Enteris, a biotechnology company offering innovative formulation solutions utilizing its proprietary oral drug delivery technology, became a wholly-owned subsidiary of the Company. The total merger consideration was $34.6 million, which included contingent consideration of $14.5 million, which was remeasured to $16.5 million as of September 30, 2020. During the three months ended September 30, 2020, the Company recognized $2.5 million of revenue and accounts receivable related to the completion of a milestone under the License Agreement (as defined below) with Cara Therapeutics, Inc. (“Cara”). Subsequent to September 30, 2020, the Company paid $1.0 million of such amount to the seller of Enteris, pursuant to earnout provisions of the merger agreement. The purchase price was subject to certain adjustments with respect to cash, debt, working capital, transaction expenses and the value of the contingent consideration agreement entered into, in connection with the transaction.

Prior to the acquisition, Enteris entered into a non-exclusive commercial license agreement with Cara (the “License Agreement”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

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

Nine Months Ended September 30, 2019
Revenues	$34,355
Net income	19,775

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

Goodwill

There was no change in the carrying amount of goodwill from December 31, 2019 to September 30, 2020, and net book value remains at $8.4 million. The net book value of goodwill is solely related to the Enteris acquisition in 2019. As of September 30, 2020, the Company concluded that it is more likely than not that fair value of the reporting unit is greater than its carrying value, and goodwill is not considered to be impaired.

Intangible Assets

As of September 30, 2020, the gross book value, accumulated amortization, net book value and estimated useful life of acquired intangible assets were as follows (in thousands, except estimated useful life data):

	As of September 30, 2020
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licensing agreement	$29,400	$14,007	$15,393	10
Patents	198	110	88	1 - 20
Trade names and trademarks	210	23	187	10
Customer relationships	240	26	214	10
	30,048	14,166	15,882

Deferred patent costs	101	—	101	N/A
Total intangibles	$30,149	$14,166	$15,983

Amortization expense from the acquisition of Enteris was $9.4 million for the nine months ended September 30, 2020 and was recorded in depreciation and amortization expense. Based on amounts recorded at September 30, 2020, the Company will recognize acquired intangible asset amortization as follows (in thousands):

2020 (remaining)	$2,380
2021	3,603
2022	1,765
2023	1,765
2024	1,421
Thereafter	4,948
$15,882
11

Note 4. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of September 30, 2020, the Company had a credit loss allowance of $8.4 million. Of the total $8.4 million, $1.2 million and $0.6 million are associated with the Company’s Cambia® and Besivance® royalties, respectively. The remaining $6.6 million is related to the ABT Molecular Imaging, Inc. (“ABT”), now known as Best ABT, Inc. (“Best”), second lien term loan that was recognized in order to reflect the Best royalty at its estimated fair value of $4.1 million. The carrying values of finance receivables are as follows (in thousands):

Portfolio	September 30, 2020	December 31, 2019
Term loans	$158,877	$150,453
Royalty purchases	32,753	30,760
Total before allowance for credit losses	191,630	181,213
Allowance for credit losses	(8,388)	(8,388)
Total carrying value	$183,242	$172,825

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	September 30, 2020			December 31, 2019
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$8,334	$150,543	$158,877	$8,337	$142,116	$150,453
Royalty purchases, net of credit loss allowance	7,467	16,898	24,365	7,614	14,758	22,372
Total carrying value	$15,801	$167,441	$183,242	$15,951	$156,874	$172,825

As of September 30, 2020 and December 31, 2019, the Company had three finance receivables in nonaccrual status: (a) the term loan to B&D Dental Corporation (“B&D”), with a net carrying value of $8.3 million, (b) the Best royalty, with a net carrying value of $4.0 million and (c) the Tissue Regeneration Therapeutics, Inc. (“TRT”) royalty, with a net carrying value of $3.5 million. Although in nonaccrual status, the B&D term loan and the TRT royalty were not considered impaired as of both September 30, 2020 and December 31, 2019. The Company collected an aggregate $0.2 million in cash on two of its nonaccrual finance receivables during the nine months ended September 30, 2020. (Please see B&D, Best and TRT below for further details regarding nonaccrual and impaired finance receivables).

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

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During 2016 and 2018, the Company executed three additional amendments to the loan to advance an additional $0.7 million in order to directly pay critical vendors and protect the value of the collateral. The Company obtained a third-party valuation of B&D as of September 30, 2020. As a result of the third-party valuation and facts and circumstances regarding B&D’s operations, the Company believes its collateral position is greater than the unpaid balance; thus, accrued interest has not been reversed nor has an allowance been recorded as of September 30, 2020.

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

During the year ended December 31, 2019, the Company re-evaluated the value of the Best royalty based on 2019 business trends, and as a result, the Company recognized a provision for credit losses of $1.6 million to reflect the Best royalty at its then estimated fair value of $4.1 million.

TRT

On June 13, 2013, the Company purchased two royalty streams from TRT derived from the licensed use of TRT’s technology in the family cord banking services sector for $2.0 million, plus additional consideration of $1.25 million was paid on October 20, 2014 upon aggregate royalty payments reaching a certain threshold. As of June 30, 2020, the fair value of the royalty was $3.5 million. On August 21, 2020, the Company and TRT agreed to terminate the royalty purchase agreement in exchange for TRT issuing the Company TRT common equity and a convertible note. The convertible note carries no interest, can be redeemed in cash without penalty at any time by TRT, and converts into common equity of TRT at decreasing valuations over time to induce repayment in cash. As of September 30, 2020, the Company does not believe there is an impairment of the carrying value of the investment in TRT.

Note 5. Marketable Investments

Investments in corporate debt securities and equity securities at September 30, 2020 and December 31, 2019 consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Corporate debt securities	$254	$466
Equity securities	1,136	1,802
Total marketable investments	$1,390	$2,268

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of September 30, 2020 and December 31, 2019, are as follows (in thousands):

September 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$254	$—	$—	$254

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$466	$—	$—	$466

The following table presents unrealized net gains and losses on equity securities during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized net (loss) gain on equity securities reflected in the unaudited condensed consolidated statements of income	$(178)	$1,787	$(666)	$1,787

Equity Securities

As of September 30, 2020, the Company’s equity securities include 96,810 shares of Misonix, Inc. (“Misonix”) common stock received pursuant to Misonix’s purchase of Solsys Medical, Inc. (“Solsys”) on September 27, 2019. During the three months ended September 30, 2019 and prior to the acquisition, the Company exercised its Solsys warrants in a cashless transaction to purchase Solsys preferred stock and exercised its preemptive right to protect against dilution of its Solsys equity position. Of the total 109,472 shares of Misonix common stock received for its Solsys equity interests, 12,662 shares are held in escrow by Misonix, are subject to reduction based on terms of the acquisition agreement, and any shares remaining at the end of the escrow period will be released within 15 to 18 months post closing of the acquisition. The 96,810 shares were subject to a one year lock-up that expired on September 27, 2020. As of September 30, 2020, the 96,810 shares of Misonix common stock are reflected at their estimated fair value of $1.1 million.

Debt Securities

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3.0 million of a total of $100.0 million aggregate principal amount of senior secured notes due in November 2026.  The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $0.1 million on November 15, 2013. The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. The senior secured notes have been placed on non-accrual status as of June 30, 2016. Total cash collected during the nine months ended September 30, 2020 and 2019 was $49,000 and $48,000, respectively, which was credited to the notes’ carrying value. During the nine months ended September 30, 2020, impairment expense of $0.2 million was recognized in order to reflect the notes at their estimated fair value of $0.3 million. The notes are included in long-term marketable investments in the unaudited condensed consolidated balance sheets.

Note 6. Revolving Credit Facility

On June 29, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with State Bank and Trust Company as a lender and the administrative agent (“State Bank”) pursuant to which State Bank provides the Company with up to a $20 million revolving senior secured credit facility, which the Company can draw down and repay until maturity, subject to borrowing base eligibility. The Loan Agreement matures on June 29, 2021.

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

During the nine months ended September 30, 2020 and 2019, the Company recognized $0.4 and $0.3 million, respectively, of interest expense. On March 17, 2020, the Company drew $15.0 million on its revolving credit facility in order to support existing business partners and to finance future investment opportunities. The line of credit was repaid by August 17, 2020. As of September 30, 2020, no amount was outstanding under the revolving credit facility, and $20.0 million was available for borrowing.

Note 7. Related Party Transactions

On September 6, 2013, in connection with entering into a credit facility, the Company issued warrants to an affiliate of a stockholder, Carlson Capital, L.P. (the “Stockholder”), for 100,000 shares of the Company’s common stock at a strike price of $13.88 per share. The warrants had a price anti-dilution mechanism that was triggered by the price that shares were sold by the Company in a rights offering in 2014, and as a result, the strike price of the warrants was reduced to $13.48 per share. The warrants expired on September 6, 2020.

The Company determined the fair value of the warrants as of December 31, 2019 using the Black-Scholes option pricing model with the following assumptions:

Dividend rate	—
Risk-free rate	1.6%
Expected life (years)	0.7
Expected volatility	31.8%

The changes on the value of the warrant liability during the nine months ended September 30, 2020 were as follows (in thousands):

Fair value – December 31, 2019	$76
Issuances	—
Canceled	(22)
Changes in fair value	(54)
Fair value – September 30, 2020	$—
15

Note 8. Commitments and Contingencies

Unfunded Commitments

As of September 30, 2020, the Company’s unfunded commitments were as follows (in millions):

eTon Pharmaceuticals, Inc.	$8.0
Total unfunded commitments	$8.0

All unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time per the terms of the royalty purchase or credit agreements, and in the case of loan transactions, are only subject to being advanced as long as an event of default does not exist.

Note 9. Stockholders’ Equity

Stock Compensation Plans

During the nine months ended September 30, 2020 and 2019, the Company’s Board of Directors (the “Board”) approved compensation for Board services by granting 13,595 and 10,069 shares, respectively, of common stock as compensation for the non-employee directors. During the nine months ended September 30, 2020 and 2019, the Company recorded approximately $0.3 million and $0.1 million, respectively, in Board stock-based compensation expense. The aggregate stock-based compensation expense, including the quarterly Board grants, recognized by the Company for the nine months ended September 30, 2020 and 2019 was $0.5 million and $0.3 million, respectively.

During the nine months ended September 30, 2020, the Company issued 5,200 shares of its common stock valued at $0.1 million to two of its employees as partial payment in lieu of cash for their 2019 bonuses.

Share Repurchase Programs

On December 21, 2018, September 5, 2019 and March 26, 2020, the Board authorized share repurchase programs, which are more fully described in Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds. The March 26, 2020 share repurchase program expired on September 30, 2020.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the nine months ended September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, the Company’s contingent consideration was recorded at its estimated fair value of $16.5 million and $14.5 million, respectively.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$2,407	$—	$—	$2,407
Marketable investments	1,390	1,136	—	254

Financial Liabilities:
Contingent consideration payable	$16,464	$—	$—	$16,464

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$3,555	$—	$—	$3,555
Marketable investments	2,268	1,802	—	466

Financial Liabilities:
Contingent consideration payable	$14,500	$—	$—	$14,500
Warrant liability	76	—	—	76
18

The changes on the value of the warrant assets during the nine months ended September 30, 2020 were as follows (in thousands):

Fair value – December 31, 2019	$3,555
Issued	79
Canceled	—
Change in fair value	(1,227)
Fair value – September 30, 2020	$2,407

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

	September 30, 2020	December 31, 2019
Dividend rate range	—	—
Risk-free rate range	0.16% to 0.47%	1.7% to 1.8%
Expected life (years) range	3.8 to 7.6	4.6 to 7.4
Expected volatility range	71.4% to 173.9%	50.3% to 114.6%

As of September 30, 2020 and December 31, 2019, the Company had three royalties, Besivance®, Best, and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Impaired royalties	$8,525	$—	$—	$8,525
December 31, 2019
Impaired royalties	$10,004	$—	$—	$10,004

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2020 and December 31, 2019.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments.

As of September 30, 2020 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$9,314	$9,314	$9,314	$—	$—
Finance receivables	183,242	183,242	—	—	183,242
Marketable investments	1,390	1,390	1,136	—	254
Warrant assets	2,407	2,407	—	—	2,407

Financial Liabilities
Contingent consideration payable	$16,464	$16,464	$—	$—	$16,464
19

As of December 31, 2019 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$11,158	$11,158	$11,158	$—	$—
Finance receivables	172,825	172,825	—	—	172,825
Marketable investments	2,268	2,268	1,802	—	466
Warrant assets	3,555	3,555	—	—	3,555

Financial Liabilities
Contingent consideration payable	$14,500	$14,500	$—	$—	$14,500
Warrant liability	76	76	—	—	76
20

Note 11. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers. The following table provides the contract revenue recognized by revenue source for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pharmaceutical Development Segment
License Agreement	$2,768	$89	$2,992	$89
Other	10	60	84	60
Total Contract Revenue	$2,778	$149	$3,076	$149

As of September 30, 2020 and December 31, 2019, the Company recorded $2.7 million and $0.1 million, respectively, of accounts receivable related to its contract revenue.

Contract Assets and Liabilities

Our contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied. The Company’s contract liabilities are presented as deferred revenues and are included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets (in thousands):

	September 30, 2020	December 31, 2019
Pharmaceutical Development Segment
Deferred revenue	$490	$103
Total Contract Liabilities	$490	$103

Please refer to Notes 1 and 3 for further details on the Company’s deferred revenue and License Agreement, respectively. The Company did not have any contract assets nor did it have any contract liabilities related to the License Agreement as of September 30, 2020 or December 31, 2019.

21

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

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

Three Months Ended September 30, 2020	Finance Receivables	Pharmaceutical Development	Holding Company and Other	Consolidated
Revenues	$7,869	$2,778	$—	$10,647
Interest expense	101	—	—	101
Pharmaceutical manufacturing, research and development expense	—	1,182	—	1,182
Depreciation and amortization	—	2,678	3	2,681
Change in fair value of acquisition-related contingent consideration	—	174	—	174
General and administrative	127	1,044	1,356	2,527
Other income (expense), net	(192)	—	101	(91)
Benefit for income taxes	—	—	(451)	(451)
Net income (loss)	7,449	(2,300)	(807)	4,342

Nine months ended September 30, 2020	Finance Receivables	Pharmaceutical Development	Holding Company and Other	Consolidated
Revenues	$22,746	$3,076	$1	$25,823
Provision for credit losses and impairment expense	163	—	—	163
Interest expense	365	—	—	365
Pharmaceutical manufacturing, research and development expense	—	3,311	—	3,311
Depreciation and amortization	—	9,621	8	9,629
Change in fair value of acquisition-related contingent consideration	—	1,964	—	1,964
General and administrative	1,429	3,167	3,619	8,215
Other income (expense), net	(1,893)	—	76	(1,817)
Provision for income taxes	—	—	(199)	(199)
Net income (loss)	18,896	(14,987)	(3,351)	558

Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

22

Note 13. Subsequent Events

Trio Healthcare Limited

On October 22, 2020, SWK Funding closed a royalty purchase agreement with Trio Healthcare Limited. SWK Funding paid $3.9 million at closing in exchange for 100 percent of royalties paid on sales of a portfolio of ancillary ostomy products until a certain royalty cap has been received by SWK Funding. SWK Funding is also entitled to receive a residual royalty after the royalty cap has been achieved until the tenth anniversary of the date on which the royalty cap was achieved.

Aimmune Therapeutics, Inc.

On October 20, 2020, Aimmune Therapeutics, Inc. repaid its term loan. SWK Funding received approximately $4.4 million at payoff for its portion of the term loan, which included accrued interest, a prepayment penalty and exit fees.

23

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

In late-March 2020, the governor of New Jersey, where the manufacturing facility of our Pharmaceutical Development segment is located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Such orders or restrictions have resulted in our Pharmaceutical Development segment significantly reducing activities at its manufacturing facility, thereby negatively impacting our operations. Starting in July 2020, the governor of New Jersey began a phased re-opening of the state’s economy, though some non-essential activities remain limited, which continues to impact operations. We continue to monitor COVID-19 recommendations mandated by the governor’s office. Other disruptions or potential disruptions include restrictions on our personnel and personnel of our customers and suppliers to travel and access customers; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our business.

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

Overview

We have organized our operations into two segments: Finance Receivables and Pharmaceutical Development. These segments reflect the way we evaluate our business performance and manage our operations. Please refer to Part I, Item I, Financial Statements, Note 12 of the notes to the unaudited condensed consolidated financial statements for further information regarding segment information.

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

24

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

Pharmaceutical Development Segment

On August 26, 2019, we commenced our Pharmaceutical Development segment with the acquisition of Enteris, which became our wholly-owned subsidiary. Enteris is a clinical stage biopharmaceutical company offering innovative formulation solutions built around its proprietary oral drug delivery technologies, the Peptelligence® platform. Since its founding in 2013, Enteris has advanced multiple internal and external programs leveraging Peptelligence®, which enables the oral delivery of molecules that are typically injected, including peptides and BCS Class II, III, and IV small molecules, in an enteric-coated tablet formulation.

Our strategy is to utilize the Peptelligence® platform to create a portfolio of milestone and royalty income, and thus increase our net income and book value, by out-licensing our technology in two ways. First, we intend to out-license our technology to pharmaceutical companies to create novel and important oral therapeutic treatments for a wide variety of indications. Second, we intend to out-license to pharmaceutical companies our internally developed reformulations of approved, off-patent injectable therapeutic treatments where Peptelligence® enables oral delivery, resulting in meaningful improvements for patients and caregivers. We also generate income by providing customers pharmaceutical development, formulation and manufacturing with the ultimate goal of generating new out-license agreements of our technology.

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the nine months ended September 30, 2020 (in thousands, except rate, share and per share data).

Royalty Purchases and	License		Funded	GAAP		Revenue Recognized
Financings	Technology	Footnote	Amount	Balance	Rate	YTD	Q3
Beleodaq®	Oncology treatment		$7,600	$5,519	N/A	$1,300	$449
Besivance®	Ophthalmic antibiotic	(1)	6,000	510	N/A	(76)	(103)
Best ABT, Inc.	Oncology diagnosis	(1), (2)	5,784	3,976	N/A	—	—
Coflex®/Kybella®	Spinal stenosis/Submental fullness		4,350	4,606	N/A	130	130
Cambia®	NSAID migraine treatment	(1)	8,500	4,039	N/A	258	43
Forfivo XL®	Depressive disorder treatment		6,000	1,661	N/A	1,500	681
Narcan®	Opioid overdose treatment		17,500	564	N/A	1,885	695
Secured Royalty Financing (Marketable Investment)	Women’s health	(1), (2), (3)	3,000	254	11.5%	—	—
Tissue Regeneration Therapeutics	Umbilical cord banking	(2), (4)	3,250	3,490	N/A	—	—
25

			Maturity		GAAP		Revenue Recognized
Term Loans	Type	Footnote	Date	Principal	Balance	Rate	YTD	Q3
4Web, Inc.	First Lien	(5)	06/03/23	$21,112	$21,693	12.8%	$2,301	823
Acerus Pharmaceuticals, Inc.	First Lien		10/11/23	8,500	8,109	12.0%	1,073	356
Aimmune Therapeutics, Inc.	First Lien	(6)	12/31/24	3,928	3,946	8.50%	234	91
B&D Dental Corporation	First Lien	(2), (7)	12/10/18	8,365	8,334	14.0%	—	—
B&D Dental Corporation	First Lien Equipment Loan	(8)	03/31/20	—	—	16.3%	—	—
BIOLASE, Inc.	First Lien	(9)	11/09/23	14,300	14,040	12.3%	1,708	556
CeloNova BioSciences, Inc.	First Lien		07/31/21	3,811	3,951	12.5%	398	135
DxTerity Diagnostics, Inc.	First Lien	(10)	12/31/21	11,120	11,423	16.3%	1,301	473
Epica International, Inc.	First Lien		07/23/23	12,000	12,222	13.5%	1,386	464
eTon Pharmaceuticals, Inc.	First Lien	(11)	11/13/24	7,000	6,774	12.0%	585	222
Harrow Health, Inc.	First Lien	(12)	07/19/23	9,635	9,397	9.0% - 12.0%	833	303
Keystone Dental, Inc.	First Lien	(13)	11/14/22	15,000	15,333	11.5%	1,421	469
Misonix, Inc.	First Lien		06/30/23	30,096	29,994	10.0% - 12.3%	2,386	809
Tenex Health, Inc.	First Lien		06/30/21	6,042	6,312	13.0%	722	234
Thermedx, LLC	Sub Note		05/20/29	414	414	11.8%	35	12
Veru, Inc.	Synthetic Royalty		03/05/25	6,936	6,935	N/A	3,358	1,027
				Change in Fair Value
Common Stock	Footnote	No of Shares	GAAP Balance	YTD	Q3
Misonix, Inc.		96,810	$1,136	$(666)	$(178)
26

		Number of	Exercise Price	GAAP	Change in Fair Value
Warrants to Purchase Stock	Footnote	Shares	per Share	Balance	YTD	Q3
4Web, Inc.		TBD	TBD	$—	$—	$—
Acerus Pharmaceuticals, Inc.		6,693,107	0.11 CAD	225	(89)	(46)
B&D Dental Corporation	(2), (7)	225	0.01	—	—	—
BIOLASE, Inc.	(9)	550,977	0.39	152	(52)	(98)
BIOLASE, Inc.	(9)	—	—	—	4	—
CeloNova BioSciences, Inc.		TBD	0.01	—	—	—
DxTerity Diagnostics, Inc.		1,201,923	2.08	—	—	—
Epica International, Inc.		TBD	TBD	—	—	—
eTon Pharmaceuticals, Inc.		51,239	5.86	289	77	110
eTon Pharmaceuticals, Inc.		18,141	6.62	103	24	24
EyePoint Pharmaceuticals, Inc.		409,091	1.10	92	(336)	(73)
EyePoint Pharmaceuticals, Inc.		77,721	1.93	13	(56)	(12)
Harrow Health, Inc.		373,847	2.08	1,533	(799)	81
Tenex Health, Inc.		2,693,878	0.37	—	—	—

		Revenue Recognized
	Assets	YTD	Q3
Total Finance Receivables	$183,242	$22,738	$7,869
Total Marketable Investments	1,390	—	—
Fair Value of Warrant Assets	2,407	—	—
Total Assets/Revenues	$187,039	$22,738	$7,869

(1)	Investment considered impaired.
(2)	Investment on nonaccrual.
(3)	Impairment expense of $163 was recognized during the nine months ended September 30, 2020.
(4)	On August 21, 2020, the royalty purchase agreement was terminated in exchange for TRT common equity and a convertible note. Please see Part 1, Item 1, Financial Statements, Note 4 of the notes to the unaudited condensed consolidated financial statements for further details.
(5)	In accordance with credit agreement, $3,000 was funded on January 16, 2020.
(6)	In accordance with credit agreement, $2,500 was funded on February 19, 2020. Loan was repaid in October 2020.
(7)	B&D is evaluating strategic alternatives for the business. The loan is currently in default.
(8)	B&D retired the facility in April 2020 with its final scheduled payment.
(9)	We executed an amendment on May 15, 2020, which consolidated first, second and third warrants, for a total of 550,977 shares at $0.39198 per share.
(10)	We amended the facility to allow DxTerity to pay in kind the interest payments due in January 2019 and April 2019, subject to DxTerity raising additional subordinated capital, which it accomplished. The amendment also allowed DxTerity to pay in-kind the interest payments due in October 2019, January 2020 and April 2020, subject to DxTerity raising additional subordinated capital, which DxTerity did not accomplish by the required date. This resulted in a default under the credit agreement. DxTerity paid the interest payments due in July 2020 and October 2020, and we are currently working with DxTerity to remedy the default.
(11)	We executed an amendment on August 11, 2020 to increase the maximum principal amount of the term loan to $15,000. eTon may draw up to $8,000 upon reaching certain milestones outlined in the amendment; $2,000 was funded at closing.
(12)	In accordance with credit agreement, $608 was funded on April 1, 2020.
(13)	We executed an amendment on March 27, 2020, which extended the maturity date to November 2022.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2020, compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

Refer to Part I, Item 1, Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended September 30, 2020 and 2019 (in millions)

	Three Months Ended September 30,
	2020	2019	Change
Revenues	$10.6	$6.3	$4.3
Interest expense	0.1	0.1	—
Pharmaceutical manufacturing, research and development expense	1.2	0.3	0.9
Change in fair value of acquisition-related contingent consideration	0.2	—	0.2
Depreciation and amortization expense	2.7	0.4	2.3
General and administrative expense	2.5	2.7	(0.2)
Other (expense) income, net	(0.1)	0.6	(0.7)
Benefit for income taxes	(0.5)	(0.6)	0.1
Consolidated net income	4.3	4.2	0.1

Revenues

We generated revenues of $10.6 and $6.3 million for the three months ended September 30, 2020 and 2019, respectively. For the three months ended September 30, 2020, revenues consisted primarily of $7.9 million of interest, fees and royalties earned on our finance receivables and $2.8 million recognized from our pharmaceutical development segment. For the three months ended September 30, 2019, revenues consisted primarily of $6.2 million of interest, fees and royalties earned on our finance receivables and $0.1 million received from our pharmaceutical development segment, which was acquired in the third quarter of 2019. The $4.3 million increase in total revenues during the 2020 period included $2.5 million of milestone revenue related to Enteris’ license agreement with Cara, a $0.9 million net increase in royalty income and a $0.7 million net increase in fees and interest earned on our finance receivables due to additional funding on existing loans.

Interest Expense

Interest expense consists of interest on amounts borrowed, unused line of credit and maintenance fees, as well as amortization of debt issuance costs on our revolving line of credit. Interest expense was $0.1 million for both the three months ended September 30, 2020 and 2019.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense totaling $1.2 million was incurred by our Pharmaceutical Development segment during the three months ended September 30, 2020, compared to $0.3 million for the period following our acquisition of Enteris through September 30, 2019.

Change in Fair Value of Contingent Consideration

The change in the fair value of the contingent consideration for three months ended September 30, 2020 was $0.2 million. The contingent consideration is the earnout related to the August 26, 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement (please refer to Part I, Item 1, Financial Statements, Note 3 of the notes to the unuadited condensed consolidated financial statements for further information on contingent consideration and the acquisition of Enteris). The contingent consideration was remeasured to fair value as of September 30, 2020. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the estimated value of the liability.

Depreciation and Amortization

Depreciation and amortization increased by $2.3 million as a result of a full quarter of depreciation and amortization of property and equipment and intangible assets that were obtained in the acquisition of Enteris, which was consummated on August 26, 2019.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal, accounting and audit expenses, and corporate governance. General and administrative expenses decreased to $2.5 million for the three months ended September 30, 2020 from $2.7 million for the three months ended September 30, 2019, which was primarily due to a $1.1 million decrease in state tax, legal, accounting and other professional fees related to the Enteris acquisition. The decrease was offset by a $0.9 million increase in general office, rent, salaries and benefits expense, which included a $0.2 million increase in the performance-based bonus accrual.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2020 reflected a net fair market value gain of $0.1 million on our warrant derivatives and a net fair market value loss of $0.2 million on our Misonix common stock.

Other income for the three months ended September 30, 2019 reflected a net fair market value loss of $1.2 million on our warrant derivatives and a net fair market value gain of $1.8 million on our Misonix common stock.

Income Tax Benefit

During the three months ended September 30, 2020, we recognized an income tax benefit of $0.5 million when compared to $0.6 million income tax benefit for the three months ended September 30, 2019, which represented effective tax rates of negative 48.1 percent and 17.1 percent, respectively. The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. The annual effective tax rate is adjusted for nondeductible expenses and other permanent differences, including changes in fair value in our acquisition-related contingent consideration, warrant derivatives and equity securities. The change in the estimated annual effective tax rate was primarily the result of a decrease in forecasted pretax income for the three months ended September 30, 2020 when compared to the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019 (in millions)

	Nine Months Ended September 30,
	2020	2019	Change
Revenues	$25.8	$21.4	$4.4
Provision for credit losses and impairment expense	0.2	0.6	(0.4)
Interest expense	0.4	0.3	0.1
Pharmaceutical manufacturing, research and development expense	3.3	0.3	3.0
Change in fair value of acquisition-related contingent consideration	2.0	—	2.0
Depreciation and amortization expense	9.6	0.4	9.2
General and administrative expense	8.2	5.3	2.9
Other (expense) income, net	(1.8)	1.6	(3.4)
(Benefit) provision for income taxes	(0.2)	1.2	(1.4)
Consolidated net income	0.6	15.0	(14.4)
29

Revenues

We generated revenues of $25.8 and $21.4 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, revenues consisted primarily of $22.7 million of interest, fees and royalties earned on our finance receivables and $3.1 million recognized from our pharmaceutical development segment. For the nine months ended September 30, 2019, revenues consisted primarily of $21.2 million of interest, fees and royalties earned on our finance receivables and $0.1 million received from our pharmaceutical development segment, which was acquired in the third quarter of 2019. The increase in revenue was primarily the result of a $7.3 million increase in interest, fees and royalties earned on our finance receivables due to additional funding on existing loans and the addition of one term loan and one new royalty since the third quarter of 2019. Of the $7.3 million increase, $2.0 million of revenue was received from Veru, Inc. The total increase in revenue also included $2.5 million of milestone revenue related to Enteris’s license agreement with Cara. The increase in revenue was partially offset by a $4.8 million decrease in interest and fees earned on finance receivables that were either paid off or paid down since the third quarter of 2019.

Provision for Credit Losses and Impairment Expense

We recognized impairment expense of $0.2 million on our debt securities during the nine months ended September 30, 2020. Please refer to Part I, Item I, Financial Statements, Note 5 of the Notes to the unaudited condensed consolidated financial statements for further information regarding the provision for credit loss recognized during the nine months ended September 30, 2020.

During the nine months ended September 30, 2019, we recognized credit loss provision expense of $0.6 million related to the Besivance® royalty, which was due to increases in sales chargebacks and various rebates (gross sales to net sales deductions) and lower sales volumes.

Interest Expense

Interest expense includes interest on amounts borrowed, unused line of credit and maintenance fees, as well as amortization of debt issuance costs on our revolving line of credit. Interest expense was $0.4 million and $0.3 million for the nine months ended September 30, 2020 and 2019, respectively. On March 17, 2020, we drew $15.0 million on our revolving credit facility in order to support existing business partners and to finance future investment opportunities, which accounts for the $0.1 million increase in interest expense. The line of credit was repaid by August 17, 2020, and no amount was outstanding on the line of credit as of September 30, 2020.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense of $3.3 million was incurred by our Pharmaceutical Development segment during the nine months ended September 30, 2020, compared to $0.3 million for the period following our acquisition of Enteris through September 30, 2019.

Change in Fair Value of Contingent Consideration

The change in the fair value of the contingent consideration for the nine months ended September 30, 2020 was $2.0 million. The contingent consideration is the earnout related to the August 26, 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement (please refer to Part I, Item 1, Financial Statements, Note 3 of the notes to the unuadited condensed consolidated financial statements for further information on contingent consideration and the acquisition of Enteris). The contingent consideration was remeasured to fair value as of September 30, 2020. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the estimated value of the liability.

Depreciation and Amortization

Depreciation and amortization increased by $9.2 million due to the increase in property and equipment and intangible assets that were obtained in the acquisition of Enteris, which was acquired in the third quarter of 2019.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal, accounting and audit expenses, and corporate governance. General and administrative expenses increased to $8.2 million for the nine months ended September 30, 2020 from $5.3 million for the nine months ended September 30, 2019, which was due to a $2.1 million increase in salaries, benefits and stock-based compensation expense; a $1.0 million increase in general office, insurance and rent expense; and an $0.2 million increase in accounting, audit, legal and other professional fees. The increase in general and administrative expenses was primarily due to the addition of Enteris, which was acquired in the third quarter of 2019, along with our recent uplisting to the Nasdaq Stock Market.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2020 reflected a net fair market value loss of $1.2 million on our warrant derivatives and a net fair market value loss of $0.7 million on our Misonix common stock. We believe that the net fair market value losses in our warrant derivative and common stock holdings is primarily attributable to the impact the COVID-19 pandemic has had on global markets.

Other income for the nine months ended September 30, 2019 reflected a $0.1 million net fair market value loss on our warrant derivatives and a $1.8 million gain on our Misonix common stock.

Income Tax (Benefit) Expense

During the nine months ended September 30, 2020 and 2019, we recognized income tax benefit of $0.2 million and income tax expense of $1.2 million, respectively, which represented effective tax rates of negative 48.1 percent and 17.1 percent, respectively. The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. The annual effective tax rate is adjusted for nondeductible expenses and other permanent differences, including changes in fair value in our acquisition-related contingent consideration, warrant derivatives and equity securities. The decrease in income tax expense was primarily the result of a decrease in forecasted pretax income for the nine months ended September 30, 2020 when compared to the nine months ended September 30, 2019. Income tax expense for the nine months ended September 30, 2019 also included a $1.2 million adjustment to our deferred tax asset and other discrete items that resulted from the acquisition of Enteris.

Liquidity and Capital Resources

As of September 30, 2020, we had $9.3 million in cash and cash equivalents, compared to $11.2 million in cash and cash equivalents as of December 31, 2019. The primary driver of the decrease in our cash balance was $12.5 million of investment funding, net of deferred fees and origination expenses; $10.8 million of salaries, employee benefits and accounts payable; $2.3 million to purchase property and equipment for the expansion of the Enteris manufacturing facility; $2.0 million to repurchase shares of the Company’s common stock on the open market; and a net $0.2 million of interest, fees and other costs related to our credit facility. The decrease in cash was partially offset by $25.1 million of interest, fees, principal and royalty payments received on our finance receivables and $1.1 million received from our pharmaceutical development segment.

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

As of September 30, 2020, our finance receivables portfolio contains $183.2 million of finance receivables and $1.4 million of marketable investments. We expect these assets to generate positive cash flows in 2020. However, the COVID-19 pandemic has created substantial uncertainty in the global markets and economy; therefore, we will continue to monitor the short and long-term impact this may have on our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates with a LIBOR-based interest rate floor. Changes in interest rates, including LIBOR rates, may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

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

As of September 30, 2020, our Pharmaceutical Development segment did not have a material impact on our cash flow. We expect the Pharmaceutical Development segment to generate positive cash flow above its expenses from proceeds received under its license agreements and customer relationships; however, the timing of the receipt of payments under the license agreements is uncertain and dependent upon the success of our technology licensees’ pharmaceutical development candidates. Also, the COVID-19 pandemic has resulted in disruption and delays to pharmaceutical clinical trials in general and may impact the expected timing of our technology licensees’ ability to achieve milestones upon which we receive income pursuant to our license agreements.

Though we expect in the aggregate that the Company will generate positive cash flow in excess of our expenses, given the abrupt decline in global economic activity, and the uncertain recovery from such decline, caused by COVID-19, we cannot predict with this with certainty.

We entered into a $20.0 million revolving credit facility in June 2018. On March 17, 2020, the Company drew $15.0 million on its revolving credit facility in order to support existing business partners and to finance future investment opportunities. The line of credit was repaid by August 17, 2020. As of September 30, 2020, no amount was outstanding under the revolving credit facility, and $20.0 million was available for borrowing.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the nine months ended September 30, 2020, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at September 30, 2020 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

Other than accounting integration of the Enteris acquisition, there have been no changes during the nine months ended September 30, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to risks related to the public health crises such as the global pandemic associated with COVID-19. Economic and health conditions in the United States and across most of the globe continue to change rapidly. The COVID-19 outbreak is expected to continue to disrupt our operations through its impact on our employees, our partner companies and their businesses, and certain industries in which our partner companies operate. In the last two weeks in March and through the date of this filing, our Pharmaceutical Development segment has seen a reduction in its productivity as well as delays in receiving some of its needed supplies as a direct result of the pandemic and the impact on key vendors. This slow-down is likely to continue in the near term until such time as certain restrictions that have been imposed on us and our suppliers are lifted. Such events may result in business disruption and reduced revenues, any of which could materially affect our business, financial condition and results of operations.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Starting in late-March 2020, the governor of New Jersey, where the manufacturing facility of our Pharmaceutical Development segment is located, issued “shelter-in-place” or “stay at home” orders restricting non-essential activities, travel and business operations for an indefinite period of time, subject to certain exceptions for necessary activities. Starting in July 2020, the governor of New Jersey began a phased re-opening of the state’s economy, though some non-essential activities remain limited, which continues to impact operations. Such orders or restrictions have resulted in our Pharmaceutical Development segment significantly reducing activities at its manufacturing facility, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on our personnel and personnel of our customers and suppliers to travel and access customers; delays in product development efforts; and additional government requirements or other incremental mitigation efforts that may further impact our business. We continue to monitor COVID-19 recommendations mandated by the governor’s office.

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

The COVID-19 outbreak may disrupt our operations through its impact on our employees, our portfolio companies and their businesses, and certain industries in which our portfolio companies operate. Disruptions to our partner companies may impair their ability to fulfill their obligations to us and could result in increased risk of delinquencies, defaults, declining collateral values associated with our existing loans, and impairments or losses on our loans.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 21, 2018, the Board authorized a share repurchase program under which the Company was authorized to repurchase up to $3.5 million of the Company’s outstanding shares of common stock, or approximately 312,497 common shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act. The December 21, 2018 share repurchase program expired on May 31, 2019 and was renewed on September 5, 2019 and March 26, 2020. Under the March 26, 2020 share repurchase program, the Board authorized the repurchase of up to $2.0 million worth of common shares. The program expired on September 30, 2020.

As of September 30, 2020, the Company has repurchased 303,892 shares under the share repurchase programs at a total cost of $3.5 million, or $11.37 per share. Through November 10, 2020, the Company has repurchased an aggregate of 384,368 shares of its outstanding common stock, including three privately negotiated purchases outside of the share repurchase programs, at a total cost of $4.2 million or $11.06 per share.

The table below summarizes information about our purchases of common stock during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
Balance as of June 30, 2020				78,781
July 1, 2020 through July 31, 2020	46,812	$12.62	46,812	31,969
August 1, 2020 through August 31, 2020	6,866	13.03	6,866	25,103
September 1, 2020 through September 30, 2020	16,498	13.55	16,498	—
	70,176	$12.87	70,176

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2020.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
39