Form 10-K
period 2020-12-31
SWK Holdings Corp
filed 2021-03-31
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $43,301,195 based on the June 30, 2020, closing price of the Registrant’s Common Stock on such date as reported on The Nasdaq Stock Market of $11.98.

On March 25, 2021, the Registrant had outstanding approximately 12,792,533 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders	PART III

SWK Holdings Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2020

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

These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors,” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

As of December 31, 2020, and since inception of the strategy, we and our partners have executed transactions with 41 different parties under our specialty finance strategy, funding an aggregate of approximately $584.0 million in various financial products across the life science sector. Our portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Peptelligence® is the subject of several active external development programs, including an oral formulation of Cara Therapeutics, Inc.'s (“Cara”) KORSUVA™, a potent peripheral kappa opioid receptor agonist for pruritus, currently in Phase II clinical development.

Our internal product pipeline consists of Ovarest®, an oral leuprolide tablet being evaluated for its potential to treat endometriosis, and Tobrate™, an oral tobramycin tablet being evaluated for the treatment of uncomplicated urinary tract infections (uUTI).

Tax Attributes

We view our ability to carry forward our net operating losses, or NOLs, as an important and substantial asset. In order to preserve stockholder value by protecting our ability to carry forward our NOLs, we entered into a rights agreement that provided for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock. The purchase rights may become exercisable after the acquisition or attempted acquisition of 4.9 percent or more of our outstanding common stock without the prior approval of our board of directors. Our current rights agreement (the “Rights Agreement”) was entered into as of April 8, 2016 and has been extended to expire on April 8, 2022. Under the Rights Agreement, Carlson Capital, L.P. and its affiliates (collectively, “Carlson”), are designated as Exempt Persons (as defined in the Rights Agreement) unless they own more than 76 percent of the outstanding shares of our common stock in the aggregate. We have also designated other shareholders as Exempt Persons because the Board determined that such ownership would not jeopardize or endanger the availability to us of the NOLs, although potential stockholders should not assume a similar determination would be made with respect to future acquisitions of beneficial ownership of our common stock.

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

For additional information concerning the competitive risks we face, see Item 1A., Risk Factors.

Employees

As of December 31, 2020, we had 34 full-time employees.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

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

Enteris’ success depends on its and any of its licensees’ ability to commercialize their products that will generate revenues sufficient to sustain and grow Enteris’ operations. Most of our product candidates are in early stages of development and have not been out-licensed. The development of these products is expected to take several more years. Similarly, neither Enteris nor any potential licensee may ever develop and commercialize any other peptide or small molecule product that helps us achieve profitability and growth. Even if Enteris and/or a licensee is successful in developing such a product, it is likely that development of any product will take several years. Enteris’ ability to achieve growth is dependent on a number of factors, including Enteris’ and its licensees’ ability to complete development efforts and obtain regulatory approval for additional product candidates.

Enteris’ partners may not be successful in their efforts to gain regulatory approval for any of their product candidates and, if approved, the approval may not be on a timely basis.

Even if any of Enteris’ licensees are successful in their development efforts, they may not be able to obtain the necessary regulatory approval for their product candidates. The Food and Drug Administration (“FDA”) must approve the commercial manufacture and sale of pharmaceutical products in the United States. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. None of Enteris’ partners’ products have been approved for sale in the United States, and they may never receive the approvals necessary for commercialization. Additional human testing must be conducted on our partners’ product candidates before they can be approved for commercial sale and such testing requires the investment of significant resources. Any delay in receiving, or failure to receive, these approvals would adversely affect Enteris’ ability to generate product revenues.

Current and future legislation may increase the difficulty and cost for Enteris’ partners to obtain marketing approval of and the commercialization of their product candidates. This could affect the timing as well as the amount of royalty income Enteris may earn as a result.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for Enteris’ partners’ product candidates, restrict or regulate post-approval activities and affect our partners’ ability to profitably sell their product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our partners’ product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject our partners to more stringent product labeling and post-marketing testing and other requirements.

Enteris’ technology or products could give rise to product liability claims.

While Enteris does not have a commercial product, Enteris’ business exposes us to the risk of product liability claims from human testing and the manufacturing of pharmaceutical tablets currently used in clinical trials. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims, even if Enteris’ or Enteris’ partners’ products are not actually at fault for causing an injury. Furthermore, Enteris’ products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. While we currently maintain product liability insurance coverage, the amount of coverage may not be sufficient to protect us against losses or may be unavailable in the future on acceptable terms, if at all.

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

Enteris relies on third parties to supply the raw materials needed to manufacture its existing products, and expects to rely on third parties to supply raw materials for potential future products, including suppliers that are located in Asia. Enteris is undertaking efforts to validate alternate suppliers, but may be unsuccessful in these efforts. Current licensees of Enteris’ technology generally rely, and future licensees are expected to rely, on third party suppliers and contract manufacturers to manufacture drug products that utilize Enteris’ technology as well.

Any business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as COVID-19, or natural disasters including earthquakes, typhoons, floods and fires, and Enteris’ or its licensees’ inability to identify and validate alternate suppliers and contract manufacturers, could affect supply chains. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality.

Any unanticipated disruption caused by problems at suppliers could delay shipment of any of Enteris’ or its licensees’ drug candidates or drug products, which could increase Enteris’ or its licensees’ cost of goods sold or result in lost or decreased sales, royalties or milestone payments to Enteris.

Enteris’ production facilities have been impacted by COVID-19, and any future impacts might adversely affect its operations and financial condition.

Enteris experienced a reduction in its productivity as well as delays in receiving some of its needed supplies as a direct result of COVID-19 and the impact it had on key vendors. Enteris could experience similar delays in the future due to the impact of governmental restrictions and other impacts of COVID-19 on its vendors. Any such events may result in business disruption and reduced revenues, any of which could materially affect our business, financial condition and results of operations.

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

Most of the assets of our Finance Receivables segment are, and are expected to continue to be, royalty streams or debt backed by royalty streams or revenue interests paid by small- and middle-market businesses, which are highly speculative and involve a high degree of risk of credit loss. In addition, we may own royalties or invest in debt backed by royalties or revenue interests that are derived by products that are early in their commercial launch, face intense competition or are subject to other risks, which similarly involve a high degree of risk of principal loss.

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to advance capital to the companies our Finance Receivables segment targets. We compete with non-bank financial institutions, federal or state chartered banks, venture debt funds, venture capital funds, private equity funds, pharmaceutical royalty and other investment funds, business development companies, and investment banks. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, particularly those seeking yield investments, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including investments in royalties and debt backed by royalties, which may overlap with our business strategy. As a result of these new entrants, competition for investment opportunities in our target markets has intensified, which is a trend we expect to continue.

Many of our Finance Receivables segment’s existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more or fuller relationships with potential business partners than us. Furthermore, many of our competitors are not subject to the maintenance of an exception or exemption from regulation as an investment company, which may allow them more flexibility in advancing capital to companies we may also target such as advancing debt capital that is not repaid by royalty streams or revenue interests. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of existing and increasing competition and our competitors’ ability to provide a total financing package solution, inclusive of both debt and equity capital, we may not be able to take advantage of attractive business opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our business objectives.

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

Most of our finance receivables assets are expected to be royalty streams or debt backed by royalty streams or revenue interests paid by our partner companies. Some of our partner companies to which we advance debt, whether it be backed by royalties, revenue interests or be general obligations of the issuer, have relatively short or no operating histories. These companies are and will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their operating objectives and the value of our investment in them may decline substantially or fall to zero.

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
7

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

Health crises, such as COVID-19, may have a material adverse impact on our partner companies.

COVID-19 has impacted, and may continue to impact the ability of our borrowers or the marketers of products upon which we derive our royalty income to raise capital in order to fund their operations during the pandemic. Disruptions to our partner companies may impair their ability to fulfill their obligations to us and could result in increased risk of delinquencies, defaults, declining collateral values associated with our existing loans, and impairments or losses on our loans. Any such impairment could increase our credit risk and adversely affect the assets and results of operations of our Finance Receivables segment.

Economic recessions or downturns could impair the ability of our partner companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our assets, reduce our volume of new loans and have a material adverse effect on our results of operations.

General economic conditions may affect our activities and the operation and value of our portfolio companies. Economic slowdowns or recessions may result in a decrease of institutional equity investment, which would limit our lending opportunities. Furthermore, many of our portfolio companies are susceptible to economic or industry centric slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a material decrease in revenues, net income and assets. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the loans that we hold. We may incur expenses to the extent necessary to recover our investment upon default or to negotiate new terms with a defaulting portfolio company. These events could harm our financial condition and operating results.

A period of market disruption may have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, unfavorable economic conditions, including rising interest rates, may also increase our funding costs, limit our access to capital markets or negatively impact our ability to obtain financing, particularly from the debt markets.

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

We may co-invest with third parties through our registered investment advisory business or otherwise. In certain circumstances, we may not be able to fund transactions without the participation of such third parties. In the event that we are unable to find suitable third parties to co-invest with us or if such third party fails to close, our results of operations may be materially adversely impacted.

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

Currently, our Finance Receivables segment has a limited number of assets, which subjects our aggregate returns, and the value of our common stock, to a greater risk of significant loss if any of our debt securities declines in value or if any of our royalty investments substantially underperforms our expectations.

Our Finance Receivables segment’s total investment in companies may be significant, individually or in the aggregate. A consequence of our currently limited number of assets in our Finance Receivables segment is that the aggregate returns we realize may be significantly adversely affected if one or more of our significant partner company investments perform poorly or if we need to write down the value of any one significant investment, which may be more severe than if we had made smaller investments in more companies. Our financial results could be materially adversely affected if these portfolio companies or any of our other significant portfolio companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

Our allowance for credit losses may prove inadequate.

The quality of our finance receivables depends on the credit-worthiness of our partner companies and their ability to fulfill their obligations to us. We maintain an allowance for credit losses on specific finance receivables to provide for credit defaults and non-performance. The amount of our allowance reflects management’s judgment of losses inherent in the portfolio. However, the economic environment is dynamic, and our portfolio credit quality could decline in the future.

Our allowance for credit losses may not keep pace with changes in the credit-worthiness of our partner companies or in collateral values. If the credit quality of our partner companies declines, if the risk profile of a market, industry, or group of partner companies changes significantly, or if the markets for finance receivables or other collateral deteriorates significantly, our allowance for credit losses may prove inadequate, which could have a material adverse effect on our business, results of operations, and financial condition.

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

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to partner companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. Most of our term loan agreements with partner companies contain a stated minimum value for LIBOR. As of December 31, 2020, 87 percent of the term loans with our partner companies utilized LIBOR, including a stated minimum of LIBOR, as a reference rate.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Further on March 5, 2021, the FCA issued an announcement confirming that all 35 LIBOR benchmark settings currently published by the Intercontinental Exchange Benchmark Administration, the authorized administrator for LIBOR (“ICE”), will either cease to be provided or will no longer be representative after certain specified dates, with the one-month, three-month and six-month USD LIBOR settings will no longer be representative immediately after June 30, 2023; the majority of other LIBOR benchmark settings will cease immediately after December 31, 2021. The Company generally utilizes the three-month USD LIBOR rate as the reference rate in credit agreements with partner companies. While the FCA may require ICE to publish “synthetic” LIBOR rates after the specified cessation dates for each respective reference rate, it is unclear if after June 30, 2023 whether or not the three-month USD LIBOR rate will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities, known as the Secured Overnight Funding Rate (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. In conjunction with the FCA’s March 5, 2021 announcement, the International Swaps and Derivatives Association, Inc., a trade organization of participants in the market for over-the-counter derivatives (“ISDA”), announced a fallback protocol whereby LIBOR-priced derivatives contracts utilizing its standard derivatives contracts would replace LIBOR with SOFR plus an applicable margin for the specified LIBOR rate; ISDA’s fallback margin for the three month LIBOR is 0.26161 percent. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain.

Despite the widely-publicized pending cessation of LIBOR as a global reference rate benchmark, many financial institutions continue to leverage LIBOR in financing contracts, including SWK. If LIBOR ceases to exist, we may need to renegotiate the credit agreements with our partner companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Our term loans typically contain provisions to facilitate the transition to such new standard. If affected credit agreements with our partner companies are unable to be renegotiated, our investments may bear interest at a lower rate, subject to any contractual minimum LIBOR floors, which would decrease investment income and potentially the value of such investments. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and investment income cannot yet be determined.

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

Our Finance Receivables segment generally holds equity interests in companies that are publicly traded. Fluctuations in the market prices of the common stock of publicly traded holdings may affect the price of our common stock. Historically, the market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance.

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

Our financial condition and results of operations will depend on our ability to manage future growth of our Finance Receivables segment effectively.

Our ability to achieve our business objectives depends on our ability to grow, which depends, in turn, on our Finance Receivables segment’s ability to continue to identify, analyze and invest in royalties and/or debt backed by royalties or revenue interests that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our structuring of transactions and our access to financing on acceptable terms. As we continue to grow, we will need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a materially adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business and Structure

Our ability to use NOL carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited, and our future cash tax liability may increase.

As of December 31, 2020, we had NOL carryforwards for U.S. federal income tax purposes of $289.4 million. The U.S. federal NOL carryforwards, if not offset against future income, will expire by 2037, with approximately half of such NOLs expiring by December 31, 2021. We may recognize additional NOLs in the future. In order to utilize the NOLs, the Company must generate taxable income that can offset such carryforwards.

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

On March 3, 2021, our Board determined J. Carlo Cannell and Cannell Capital LLC (together, “Cannell”) to be an “Exempt Person” (and not deemed to be an “Acquiring Person”) under the Rights Agreement. This determination was a result of a determination by the our Board that Cannell’s current beneficial ownership of our common stock, as disclosed on Schedule 13G filed by Cannell with the SEC on February 16, 2021, would not jeopardize or endanger the availability to us or our NOLs. However, no assurance can be given that the IRS would agree with such determination. Our Board’s determination was and is specific to the manner of ownership of our common stock disclosed on the Schedule 13G, and is contingent on Cannell, and any of its Affiliates and Associates (as defined in the Rights Agreement), not changing its manner of ownership or acquiring aggregate beneficial ownership of any shares of our common stock in addition to those disclosed on the Schedule 13G.

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation is derived by multiplying the fair market value of the Company stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 1.10 percent for February 2021. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

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

As of December 31, 2020, we had $3.0 million of cash and cash equivalents on the balance sheet plus $8.2 million available to be borrowed under our credit facility. As of March 25, 2021, the Company drew an additional $9.0 million under the Loan Agreement (as defined in Part II, Item 8, Financial Statements, Note 6 of the notes to the consolidated financial statements), and $10.3 million was available for borrowing. Our current credit facility matures on June 30, 2021. We have limited capital to execute our business strategy and have obtained debt financing to fund future growth and obtain funds which may be made available for investments. If we are unable to enter into new debt or equity financing arrangements on commercially reasonable terms, our liquidity may be reduced significantly, and as a result, our ability to implement and grow our business strategy could be materially impacted.

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

As of December 31, 2020, funds affiliated with Carlson owned in the aggregate 71.1 percent of our combined issued and outstanding common stock and unvested restricted stock. Due to the large percentage of ownership by funds affiliated with Carlson, including Double Black Diamond Offshore Ltd. (“Double Black”), they have the ability to control or exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or other significant transaction. The investment objectives of Carlson and its affiliates may from time to time be different than or conflict with those of our other stockholders.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant stockholders including funds associated with Carlson. Carlson owns an aggregate of 71.1 percent (9,093,766, common shares). Pursuant to a Stockholders’ Agreement entered into on August 18, 2014 and a Registration Rights Agreement entered into on September 6, 2013, we filed a Registration Statement on Form S-3 with the SEC on February 3, 2020, which became effective on February 19, 2020, to register all of the common stock owned by funds affiliated with Carlson for sale freely in the public market from time to time.

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

Additionally, we have a stockholder rights plan, as amended, that is intended to protect our ability to utilize our NOL carryforwards and which would also make it difficult for a third party to acquire a significant number of shares of our common stock.

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

Risks Associated with Investments in the Health Care and Life Sciences Industries

Public health epidemics, pandemics or outbreaks, including COVID-19, could adversely affect our business.

Public health epidemics, pandemics or outbreaks, and the resulting business or economic disruptions resulting therefrom, could adversely impact our business as well as our ability to raise capital. The impact of COVID-19 has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

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

Holders of Record

There were approximately 113 stockholders of record of our common stock as of March 3, 2021. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

As of December 31, 2020, the Company repurchased an aggregate 384,368 shares of its outstanding common stock, including three privately negotiated purchases outside of the share repurchase programs, at a total cost of $4.2 million or $11.06 per share. The program expired on September 30, 2020.

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

COVID-19 Considerations

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

Please refer to Part I, Item 1A, Risk Factors, for additional information on risk factors related to the pandemic or other risks that could impact our business and results of operations.

Overview

We have organized our operations into two segments: Finance Receivables and Pharmaceutical Development. These segments reflect the way we evaluate our business performance and manage our operations. Please refer to Part II, Item 8, Financial Statements, Notes 1 and 12 of the Notes to the Consolidated Financial Statements for further information regarding segment information.

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

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding transactions as of, and for the year ended, December 31, 2020 (in thousands, except rate, share and per share data):

Royalty Purchases and Other Financings	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Rate	Income (Loss) Recognized During 2020	Active Investment as of December 31, 2020

Beleodaq®	Oncology treatment		$7,600	$5,316	N/A	$1,704	Yes
Besivance®	Ophthalmic antibiotic	(1)	6,000	373	N/A	(75)	Yes
Best ABT, Inc.	Oncology diagnosis	(1), (2)	5,784	3,863	N/A	—	Yes
Coflex®/Kybella®/Zalviso®	Spinal stenosis/Submental fullness		4,350	4,496	N/A	278	Yes
Cambia®	NSAID migraine treatment	(1)	8,500	3,701	N/A	303	Yes
Forfivo XL®	Depressive disorder treatment		6,000	1,577	N/A	2,035	Yes
Iluvien®	Diabetic macular edema		16,501	16,583	N/A	—	Yes
Narcan®	Opioid overdose treatment		17,500	559	N/A	2,835	Yes
Secured Royalty Financing (Marketable Investment)	Women’s health	(1), (2)	3,000	241	11.5%	—	Yes
Ostomy products royalty	Ostomy products		3,900	3,991	N/A	—	Yes

Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Rate	Income Recognized During 2020	Active Investment as of December 31, 2020

4Web, Inc.	First Lien	(3)	06/03/23	$21,112	$21,925	13.8%	$3,165	Yes
Acerus Pharmaceuticals, Inc.	First Lien		10/11/23	8,250	7,947	12.0%	1,422	Yes
Aimmune Therapeutics, Inc.	First Lien	(5)	12/31/24	—	—	8.5%	634	No
B&D Dental Corporation	First Lien	(2), (3), (6)	12/10/18	8,365	8,334	14.0%	—	Yes
B&D Dental Corporation	First Lien Equipment Loan	(7)	03/31/20	—	—	16.3%	—	No
BIOLASE, Inc.	First Lien	(8)	11/09/23	14,300	14,137	12.3%	2,253	Yes
CeloNova BioSciences, Inc.	First Lien		07/31/21	3,811	3,980	12.5%	538	Yes
DxTerity Diagnostics, Inc.	First Lien	(3), (9)	12/31/21	10,974	11,312	16.3%	1,642	Yes
Epica International, Inc.	First Lien		07/23/23	12,000	12,090	10.5%	1,787	Yes
eTon Pharmaceuticals, Inc.	First Lien	(10)	11/13/24	7,000	6,699	12.0%	841	Yes
Flowonix Medical, Inc.	First Lien		12/23/25	10,000	9,903	11.0%	27	Yes
Harrow Health, Inc.	First Lien		07/19/23	9,180	8,961	9.0% - 12.0%	1,148	Yes
Keystone Dental, Inc.	First Lien	(11)	11/14/22	15,000	15,362	11.5%	1,892	Yes
Misonix, Inc.	First Lien		06/30/23	30,096	29,965	10.3% - 12.3%	3,203	Yes
Tenex Health, Inc.	First Lien		06/30/21	6,042	6,354	13.0%	965	Yes
Thermedx, LLC	Sub Note		05/20/29	427	427	12.0%	47	Yes
Veru, Inc.	Synthetic Royalty		03/05/25	6,636	6,636	N/A	4,156	Yes

Common Stock and Investment in TRT	Footnote	Number of Shares	GAAP Balance	Change in Fair Value During 2020	Active Investment as of December 31, 2020
Misonix, Inc. Common Stock		96,810	$1,210	$(591)	Yes
Tissue Regeneration Therapeutics(“TRT”)	(2), (4)	333,333	3,491	—	Yes
23

Warrants to Purchase Stock	Footnote	Number of Shares	Exercise Price per Share	GAAP Balance	Change in Fair Value During 2020	Active Investment as of December 31, 2020

4Web, Inc.		TBD	TBD	$—	$—	Yes
Acerus Pharmaceuticals, Inc.		7,764,004	0.053 CAD	214	(101)	Yes
B&D Dental Corporation	(2)	225	0.01	—	—	Yes
BIOLASE, Inc.	(8)	550,977	0.39	228	24	Yes
BIOLASE, Inc.	(8)	—	—	—	4	No
CeloNova BioSciences, Inc.		TBD	0.01	—	—	Yes
DxTerity Diagnostics, Inc.		1,201,923	2.08	—	—	Yes
Epica International, Inc.		TBD	TBD	—	—	Yes
eTon Pharmaceuticals, Inc.		51,239	5.86	300	88	Yes
eTon Pharmaceuticals, Inc.		18,141	6.62	—	28	Yes
EyePoint Pharmaceuticals, Inc.		40,910	11.00	126	(301)	Yes
EyePoint Pharmaceuticals, Inc.		7,773	19.30	19	(50)	Yes
Flowonix Medical, Inc.		155,561	3.86	108	—	Yes
Harrow Health, Inc.		373,847	2.08	1,977	(354)	Yes
Tenex Health, Inc.		2,693,878	0.37	—	—	Yes

	Assets	Income Recognized During 2020
Total Finance Receivables	$204,491	$30,800
Investment in TRT	3,491	N/A
Total Marketable Investments	1,451	N/A
Fair Value of Warrant Assets	2,972	N/A
Total Assets/Revenues	$212,405	$30,800

(1)	Investment considered impaired.
(2)	Investment on nonaccrual.
(3)	Investment is currently in default.
(4)	On August 21, 2020, the royalty purchase agreement was terminated in exchange for TRT common equity and a convertible note. The convertible feature is at the option of TRT. Please see Part II, Item 8, Financial Statements, Note 14 of the notes to the consolidated financial statements for further details.
(5)	In accordance with credit agreement, $2,500 was funded on February 19, 2020. Loan was repaid in October 2020.
(6)	B&D is evaluating strategic alternatives for the business. The loan is currently in default.
(7)	B&D retired the facility in April 2020 with its final scheduled payment.
(8)	We executed an amendment on May 15, 2020, which consolidated first, second and third warrants, for a total of 550,977 shares at $0.39198 per share.
(9)	We amended the facility to allow DxTerity to pay in-kind the interest payments due in October 2019, January 2020 and April 2020, subject to DxTerity raising additional subordinated capital, which DxTerity did not accomplish by the required date. This resulted in a default under the credit agreement. DxTerity paid the interest and principal payments due in July 2020, October 2020 and January 2021, and we are currently working with DxTerity to remedy the default.
(10)	We executed an amendment on August 11, 2020 to increase the maximum principal amount of the term loan from $10,000 to $15,000. eTon may draw up to $8,000 upon reaching certain milestones outlined in the amendment; $2,000 was funded at closing.
(11)	We executed an amendment on March 27, 2020, which extended the maturity date to November 2022.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, impairment of finance receivables and long-lived assets, impairment of goodwill and identifiable intangible assets, valuation of warrants and investments, contingent consideration, income taxes and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties. For a discussion of our significant accounting policies, refer to Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data.

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

Cost Method Investment

The Company holds an investment in TRT. The common stock of TRT does not have a readily determinable fair value and is measured at cost minus impairment, if any. Management regularly evaluates the recoverability of its investment in TRT based on TRT’s performance and financial position, including the status of its intellectual property and related intellectual property licensing agreements. During the year ended December 31, 2020, the Company evaluated the recoverability of its investment in TRT and determined there were no indicators of impairment.

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

Please refer to Note 13 of the Notes to the Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 of the Notes to the Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data.

Outlook

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

Comparison of the Years Ended December 31, 2020 and 2019

(in millions)	For the Year Ended December 31,
	2020	2019	Change
Revenues	$36.7	$30.7	$6.0
Provision for credit losses and impairment expenses	0.2	2.2	(2.0)
Interest expense	0.5	0.3	0.2
Pharmaceutical manufacturing, research and development expense	4.3	1.2	3.1
Change in fair value of acquisition-related contingent consideration	4.4	—	4.4
Depreciation and amortization expense	12.1	5.0	7.1
General and administrative expense	10.5	7.4	3.1
Other (expense) income, net	(1.1)	2.2	(3.3)
Income tax benefit	(1.5)	(7.0)	5.5
Consolidated net income	5.2	23.8	(18.6)

Revenues

We generated revenues of $36.7 and $30.7 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, revenues consisted primarily of $30.8 million of interest, fees and royalties earned on our finance receivables and $5.9 million from our Pharmaceutical Development segment. For the year ended December 31, 2019, revenues consisted primarily of $30.1 million of interest, fees and royalties earned on our finance receivables and $0.6 million received from our Pharmaceutical Development segment, which was acquired in the third quarter of 2019. The net $6.0 million increase in total revenues includes an $0.7 million increase in interest, fees and royalties earned on our finance receivables. The total increase in 2020 revenues also included $5.0 million of milestone revenue related to Enteris’ license agreement with Cara.

Provision for Credit Losses and Impairment Expense

We recognized impairment expense of $0.2 million on our debt securities during the year ended December 31, 2020.

During the year ended December 31, 2019, we recognized credit loss provision expense of $0.6 million related to the Besivance® royalty, which was due to increases in sales chargebacks and various rebates (gross sales to net sales deductions) and lower sales volumes. We also recognized credit loss provision expense of $1.6 million on our Best ABT, Inc. (“Best”) royalty, which was due to reduced future sales expectations.

Please refer to Part II, Item 8, Financial Statements and Supplementary Data, Notes 3 and 5 of the Notes to the Consolidated Financial Statements for further information regarding the allowance for credit losses and impairments taken during the years ended December 31, 2020 and 2019.

Interest Expense

Interest expense consists of unused line of credit and maintenance fees, as well as amortization of debt issuance costs on our revolving line of credit. Interest expense increased to $0.5 million for the year ended December 31, 2020 from $0.3 million for the year ended December 31, 2019. In March and December of 2020, we drew $15.0 million and $12.0 million, respectively, on our revolving credit facility in order to support existing business partners and to finance future investment opportunities; this accounted for the $0.2 million increase in interest expense. The initial $15.0 million drawn in March 2020 was repaid by August 17, 2020. As of December 31, 2020 $11.8 million was outstanding on the line of credit, and $8.2 million was available for borrowing.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense totaling $4.3 million was incurred by our Pharmaceutical Development segment during the year ended December 31, 2020, compared to $1.2 million for the period following our acquisition of Enteris through December 31, 2019.

Change in Fair Value of Contingent Consideration

The change in the fair value of the contingent consideration for the year ended December 31, 2020 was $4.4 million. The contingent consideration is the earnout related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement with Cara for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVA™ in any indication worldwide, excluding South Korea and Japan (please refer to Part II, Item 8, Financial Statements, Note 2 of the Notes to the Consolidated Financial Statements for further information on contingent consideration and the acquisition of Enteris). The contingent consideration was remeasured to fair value throughout 2020. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the estimated value of the liability.

Depreciation and Amortization

Depreciation and amortization increased by $7.1 million due to the increase in property and equipment and intangible assets that were obtained in the acquisition of Enteris, which was acquired in the third quarter of 2019. Please refer to Part II, Item 8, Financial Statements, Note 2 of the Notes to the Consolidated Financial Statements for further information on the acquisition of Enteris.

General and Administrative

General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board of Directors; legal, accounting and audit expenses; and corporate governance. General and administrative expenses increased to $10.5 million for the year ended December 31, 2020 from $7.4 million for the year ended December 31, 2019. The increase in general and administrative expense was primarily due to a $2.3 million increase in salaries, benefits and stock-based compensation expense, which included a $0.7 million increase in the performance-based bonus accrual; and a $1.0 million increase in general office, insurance and rent expense. The overall increase in general and administrative expense was primarily due to the addition of Enteris, which was acquired in the third quarter of 2019, along with our 2020 uplisting to the Nasdaq Stock Market.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2020 reflected a $0.6 million net fair market value loss on our warrant derivatives, a $0.1 million gain realized related to our warrant in prior borrower Cheetah Medical, Inc. and the release of certain acquisition-related cash proceeds from escrow, and a $0.6 million net fair market value loss on our Misonix common stock.

Other income, net for the year ended December 31, 2019 reflected a net fair market value gain of $0.4 million on our warrant derivatives and a $0.2 million gain realized upon exercising the warrant related to our Cheetah Medical, Inc. investment and a $1.6 million net fair market value gain on our Misonix common stock. The $1.6 million gain on our Misonix common stock resulted from the exchange of our Solsys equity interests, which were obtained upon exercising our Solsys warrants and preemptive right to protect against dilution of our Solsys warrants, into Misonix shares pursuant to the terms of the acquisition agreement.

Income Tax Benefit

At December 31, 2020 and 2019, our cumulative gross deferred tax asset was $67.8 million and $82.3 million, respectively. Based on historical and expected future operating performance, we concluded that it was more likely than not that we will not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. The valuation allowance against deferred tax assets was $37.5 million and $51.7 million as of December 31, 2020 and 2019, respectively. We believe it is more likely than not that we will realize approximately $27.5 million of benefit from the U.S. federal and state deferred tax assets in the future.

As of December 31, 2020, we had NOLs for federal income tax purposes of $289.4 million. The federal NOL carryforwards, if not offset against future income, will expire by 2037, with approximately half expiring by December 2021. Approximately $4.0 million of the $289.4 million can be carried forward indefinitely. We also had federal research credit carryforwards of $3.0 million. The federal research credits will expire by 2039, with the majority of such credits expiring by 2029.

Liquidity and Capital Resources

As of December 31, 2020, we had $3.0 million in cash and cash equivalents, compared to $11.2 million in cash and cash equivalents as of December 31, 2019. The primary driver of the net decrease in our cash balance was $42.7 million, net of origination costs and fees, of new and add-on investment funding; $18.1 million of accounts payable, which included $3.9 million of capital expenditures to upgrade the Enteris facility, benefits and payroll expense; and $2.0 million to repurchase shares of our common stock in the open market. The net decrease was offset by $43.6 million of interest, fees, and principal payments generated by our finance receivables, which included $4.4 million received from the payoff of one term loan; a net $4.4 million of payments generated by our Pharmaceutical Development segment; and $11.8 million of net borrowings under our revolving credit facility. As of December 31, 2020, we had $8.2 million of availability on our revolving credit facility. As of March 31, 2021, current capital, combined with expected cash flows from operations, will be sufficient to meet the company’s operating requirements for at least the next 12 months.

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

As of December 31, 2020, our finance receivables portfolio contains $204.5 million of finance receivables, $1.5 million of marketable investments and $3.5 million of convertible notes receivable. We expect these assets to generate positive cash flows in 2021. However, we continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates with a LIBOR-based interest rate floor. Changes in interest rates, including the levels of LIBOR rates or the replacement of LIBOR with another reference rate, may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, our Finance Receivables segment may not be able to generate positive cash flow above what our existing assets are expected to produce in 2021. We do not assume any near-term repayments from borrowers, and as a result, no assurances can be given that actual results would not differ materially from the statement above.

As of December 31, 2020, our Pharmaceutical Development segment did not have a significant impact on our cash flow. We expect the Pharmaceutical Development segment to generate positive cash flow above its expenses from proceeds received under its license agreements and customer relationships; however, the timing of the receipt of payments under the license agreements is uncertain and dependent upon the success of our technology licensees’ pharmaceutical development candidates. Also, the COVID-19 pandemic has resulted in disruption and delays to pharmaceutical clinical trials in general and may impact the expected timing of our technology licensees’ ability to achieve milestones upon which we receive income pursuant to our license agreements.

We entered into a $20.0 million revolving credit facility in June 2018. As of December 31, 2020, $11.8 million was outstanding under the credit facility, and $8.2 million was available for borrowing. As of March 25, 2021, the Company drew an additional $9.0 million under the credit facility, incurred and paid $0.1 million of interest and fees and made principal payments of $11.2 million. As of March 25, 2021, $10.3 million was available for borrowing. Our credit facility matures on June 30, 2021. We are exploring options with respect to a new credit facility.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the partner company defaults, and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Please refer to Part II, Item 8, Financial Statements, Note 8 of the Notes to the Consolidated Financial Statements.

As of December 31, 2020, we did not have any unfunded commitments. Please refer to Part II, Item 8, Financial Statements, Note 8 of the Notes to the Consolidated Financial Statements for further information regarding the Company’s commitments and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the year ended December 31, 2020, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at December 31, 2020, approximated its carrying value.

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

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

SWK Holdings Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Finance Receivables

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated finance receivables balance was $204.5 million as of December 31, 2020, which is net of the allowance for credit losses of $8.4 million. The Company has also generated $30.8 million of finance receivable interest income, including fees during the year ended December 31, 2020. The Company’s finance receivables are stated at amortized cost, net of unamortized origination fees, if any. Interest income on the finance receivables is recorded on an accrual basis based on the effective interest rate method to the extent that the Company expects to collect such amounts. The Company evaluates the collectability of both interest and principal for each finance receivable to determine whether it is impaired. A finance receivable is considered to be impaired when, based on current information and events, the Company determines it is probable that it will be unable to collect amounts due according to existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the finance receivable to the value determined by discounting the expected future cash flows. If actual cash flows were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of the finance receivables and results of operations.

The principal considerations for our determination that performing procedures relating to valuation of the finance receivables is a critical audit matter are its overall impact on the consolidated financial statements, including the realization of the Company’s deferred tax asset, and the significant amount of judgement by management in developing the assumptions of the expected future cash flows, which in turn led to significant auditor judgement, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to the expected future cash flows. Additionally, for certain finance receivables, there may be limited historical data with which to evaluate the expected future cash flows.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating management’s process and valuation method for developing the estimate of expected cash flows of its finance receivables and potential credit losses, testing the completeness and accuracy of the underlying data used in the estimate, and evaluating management’s assumptions used to estimate future cash flows. Evaluating management’s assumptions used to estimate future cash flows for reasonableness involved considering historical cash flows from the Company’s finance receivable portfolio, comparing prior period estimates to actual results of the same period, publicly available information which supports or is to the contrary of the estimated future cash flows and determining whether the estimated cash flows used were consistent with evidence obtained in other areas of the audit.

/s/ BPM LLP

We have served as the Company’s auditor since 2006.

San Jose, California

March 31, 2021

SWK HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$3,008	$11,158
Interest and accounts receivable, net	1,911	2,554
Marketable investments	1,210	1,802
Other current assets	542	783
Total current assets	6,671	16,297

Finance receivables, net	204,491	172,825
Marketable investments	241	466
Investment in TRT	3,491	—
Deferred tax asset, net	27,491	25,780
Warrant assets	2,972	3,555
Intangible assets, net	13,617	25,113
Goodwill	8,404	8,404
Property and equipment, net	5,211	1,292
Other non-current assets	1,312	640
Total assets	$273,901	$254,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,652	$3,061
Revolving credit facility	11,758	—
Total current liabilities	15,410	3,061

Contingent consideration payable	16,900	14,500
Warrant liability	—	76
Other non-current liabilities	1,079	203
Total liabilities	33,389	17,840

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,792,586 and 12,917,348 shares issued and outstanding at December 31, 2020 and 2019, respectively	13	13
Additional paid-in capital	4,430,924	4,432,146
Accumulated deficit	(4,190,425)	(4,195,627)
Total SWK Holdings Corporation stockholders’ equity	240,512	236,532
Total liabilities and stockholders’ equity	$273,901	$254,372

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Revenues
Finance receivable interest income, including fees	$30,800	$30,117
Pharmaceutical development	5,903	621
Other	9	9
Total revenues	36,712	30,747
Costs and expenses:
Provision for loan credit losses	—	2,209
Impairment expense	163	—
Pharmaceutical manufacturing, research and development expense	4,268	1,176
General and administrative	10,546	7,430
Depreciation and amortization expense	12,091	4,954
Interest expense	455	338
Change in fair value of acquisition-related contingent consideration	4,400	—
Total costs and expenses	31,923	16,107
Other (expense) income, net:
Unrealized net (loss) gain on derivatives	(586)	362
Unrealized net (loss) gain on equity securities	(591)	1,643
Gain on sale of investments	53	197
Income before income tax benefit	3,665	16,842
Income tax benefit	(1,537)	(6,986)
Consolidated net income	$5,202	$23,828

Net income per share
Basic	$0.40	$1.85
Diluted	$0.40	$1.85
Weighted Average Shares:
Basic	12,852	12,906
Diluted	12,862	12,911

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2020	2019
Consolidated net income	$5,202	$23,828
Other comprehensive income, net of tax	—	—
Comprehensive income	$5,202	$23,828

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2018	12,933,674	$13	$4,432,499	$(4,219,455)	$213,057
Stock-based compensation	—	—	530	—	530
Issuance of common stock	73,074	—	—	—	—
Repurchases of common stock in open market	(89,400)	—	(883)	—	(883)
Cumulative effect of adoption of ASU 2016-01	—	—	—	—	—
Net income	—	—	—	23,828	23,828
Balances at December 31, 2019	12,917,348	13	4,432,146	(4,195,627)	236,532
Stock-based compensation	—	—	728	—	728
Issuance of common stock	24,940	—	—	—	—
Issuance of common stock in lieu of employee cash bonuses	5,200	—	60	—	60
Repurchases of common stock in open market	(154,902)	—	(2,010)	—	(2,010)
Net income	—	—	—	5,202	5,202
Balances at December 31, 2020	12,792,586	$13	$4,430,924	$(4,190,425)	$240,512

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Consolidated net income	$5,202	$23,828
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan credit losses	—	2,209
Amortization of debt issuance costs	188	188
Impairment expense	163	—
Deferred income taxes	(1,711)	(7,100)
Change in fair value of warrants	586	(362)
Change in fair value of equity securities	591	(1,643)
Gain on sale of investments	(53)	(197)
Change in fair value of acquisition-related contingent consideration	4,400	—
Loan discount amortization and fee accretion	(1,983)	(349)
Interest paid-in-kind	(2,145)	(1,287)
Stock-based compensation	728	530
Interest income in excess of cash collected	—	(82)
Depreciation and amortization	12,091	4,954
Changes in operating assets and liabilities:
Interest and accounts receivable	643	(214)
Other assets	(959)	(205)
Accounts payable and other liabilities	1,527	(1,734)
Net cash provided by operating activities	19,268	18,536

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(19,719)
Cash received from settlement of warrants	53	—
Proceeds from sale of investments	—	197
Investment in equity securities	—	(159)
Investment in finance receivables	(42,859)	(51,039)
Repayment of finance receivables	11,752	43,980
Corporate debt security principal payment	62	66
Purchases of property and equipment	(3,937)	(48)
Other	(237)	—
Net cash used in investing activities	(35,166)	(26,722)

Cash flows from financing activities:
Repurchases of common stock, including fees and expenses	(2,010)	(883)
Net proceeds and payments under credit facility	11,758	—
Payment of acquisition-related contingent consideration	(2,000)	—
Net cash provided by (used in) financing activities	7,748	(883)

Net decrease in cash and cash equivalents	(8,150)	(9,069)
Cash and cash equivalents at beginning of period	11,158	20,227
Cash and cash equivalents at end of period	$3,008	$11,158

Supplemental noncash flow activity:
Warrants received in connection with finance receivables	$79	$353
Fair value of common stock issued in lieu of employee cash bonuses	$60	$—
Contingent consideration in connection with business combination	$—	$14,500

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of December 31, 2020, the Company had 34 employees.

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

As of March 25, 2021, the Company and its partners have executed transactions with 41 different parties under its specialty finance strategy, funding an aggregate $584.0 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition; stock-based compensation; valuation of accounts receivable; impairment of finance receivables; long-lived assets; property and equipment; intangible assets; goodwill; valuation of warrants and other investments; contingent consideration; income taxes; and contingencies and litigation, among others. Some of these judgments can be subjective and complex, and consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

Inventory

Inventories are stated at the lower of cost or net realizable value, valued at specifically identified cost which approximates the first-in, first-out (“FIFO”) method. The components of inventory include raw materials of $0.1 million and $0.2 million as of December 31, 2020 and 2019 and are reflected in current assets in the consolidated balance sheets.

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

Deferred Revenue and Deferred Costs

Deferred revenue includes amounts that have been billed per the contractual terms but have not been recognized as revenue. The Company classifies as current the portion of deferred revenue that is expected to be recognized within one year from the balance sheet date. Deferred revenue was $0.4 million and $0.1 million as of December 31, 2020 and 2019, respectively, and is included in accounts payable and accrued liabilities in the consolidated balance sheets.

Research and Development

Research and development expenses include the costs associated with internal research and development and research and development conducted for the Company by third parties. These costs primarily consist of salaries, pre-clinical and clinical trials, outside consultants, and supplies. All research and development costs discussed above are expensed as incurred. Third-party expenses reimbursed under research and development contracts, which are not refundable, are recorded as a reduction to pharmaceutical manufacturing research and development expense in the consolidated statements of income.

Cost Method Investment

The Company holds an investment in TRT. The common stock of TRT does not have a readily determinable fair value and is measured at cost minus impairment, if any. Management regularly evaluates the recoverability of its investment in TRT based on TRT’s performance and financial position, including the status of its intellectual property and related intellectual property licensing agreements. During the year ended December 31, 2020, the Company evaluated the recoverability of its investment in TRT and determined there were no indicators of impairment.

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

Allowance for Credit Losses on Finance Receivables

The allowance for credit losses is intended to provide for credit losses inherent in the finance receivables portfolio and is periodically reviewed for adequacy considering credit quality indicators, including expected and historical losses and levels of and trends in past due loans, non-performing assets and impaired loans, collateral values and economic conditions. The allowance for credit losses is determined based on specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows. Changes to the allowance for credit losses are recorded in the provision for loan credit losses in the consolidated statement of income.

Marketable Investments

The Company’s marketable investment portfolio includes debt and equity securities as of December 31, 2020. Equity securities that have readily determinable fair values are reported at fair value with gains and losses recognized in earnings. The debt security is classified as an available-for-sale security, which is reported at fair value with unrealized gains or losses recorded in statements of other comprehensive income, net of applicable income taxes. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than temporarily impaired using all available information about the collectability of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (1) the Company does not intend to sell the debt security, (2) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

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

Derivatives

All derivatives held by the Company are recognized in the consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of income. If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the consolidated statements of income or recorded in other comprehensive income. The Company had no derivatives designated as hedges as of December 31, 2020 and 2019. The Company holds warrants issued to the Company in conjunction with term loan investments discussed in Note 3. These warrants meet the definition of a derivative and are included in warrant assets in the consolidated balance sheets. The Company issued a warrant on its own common stock as discussed in Note 7. The warrant expired on September 6, 2020.

Revenue Recognition

Finance Receivables Segment

The Company’s Finance Receivables segment records interest income on an accrual basis based on the effective interest rate method to the extent that it expects to collect such amounts. The Company recognizes investment management fees when clients invest in our recommended transactions as earned over the period the services are rendered. In general, the majority of investment management fees earned are charged either monthly or quarterly. Incentive fees, if any, are recognized when earned at the end of the relevant performance period, pursuant to the underlying contract. The Company has not recognized any management or incentive fees in 2019 or 2020. Other service revenues are recognized when contractual obligations are fulfilled or as services are provided.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Deferred revenue as of December 31, 2020 and 2019 was $0.4 million and $0.1 million and is classified as current deferred revenue in the consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2020 or 2019, as all of our cash was held in checking, savings and brokerage accounts. As of December 31, 2020, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.  The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

Interest and Accounts Receivable

The Company records interest receivable on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. When management does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the loan on nonaccrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or the Company believes the portfolio company has demonstrated the ability to repay the Company’s current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. The Company recognized $2.2 million in provision for loan credit losses during 2019. The Company did not recognize any provision for loan credit losses in 2020.

Accounts receivable for management fees are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The Company determines an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. As of December 31, 2020 and 2019, the allowance for doubtful accounts was zero.

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

The Company performs ongoing credit evaluations of its partner companies and generally requires collateral. For the year ended December 31, 2020, three of our business partners accounted for 34 percent of total finance receivable interest income, including fees. The Company’s Narcan® royalty accounted for 10 percent of total finance receivable interest income, including fees as of December 31, 2019.

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

Comprehensive Income

Comprehensive income and its components attributable to the Company and non-controlling interests have been reported, net of tax, in the consolidated statements of stockholders’ equity and the consolidated statements of comprehensive income. Comprehensive income equals net income for the years ended December 31, 2020 and 2019.

Net Income per Share

Basic net income per share is computed using the weighted average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted average number of outstanding shares of common stock, and when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019
Numerator:
Net income attributable to SWK Holdings Corporation stockholders	$5,202	$23,828

Denominator:
Weighted-average shares outstanding	12,852	12,906
Effect of dilutive securities	10	5
Weighted-average diluted shares	12,862	12,911

Basic net income per share	$0.40	$1.85
Diluted net income per share	$0.40	$1.85

As of December 31, 2020 and 2019, outstanding stock options and warrants to purchase shares of common stock in an aggregate of approximately 443,000 and 436,000 shares, respectively, have been excluded from the calculation of diluted net income per share as these securities were anti-dilutive.

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

Note 2. Business Combinations

On August 26, 2019, Enteris, a biopharmaceutical company offering innovative formulation solutions utilizing its proprietary oral drug delivery technology, became a wholly-owned subsidiary of the Company. The total merger consideration was $34.6 million, which included contingent consideration of $14.5 million, which was remeasured to $16.9 million as of December 31, 2020. During the year ended December 31, 2020, the Company recognized $5.0 million of revenue related to the completion of a milestone under the License Agreement (as defined below) with Cara Therapeutics, Inc. (“Cara”). During the year ended December 31, 2020, the Company paid $2.0 million of such amount to the seller of Enteris, pursuant to earnout provisions of the merger agreement. The purchase price was subject to certain adjustments with respect to cash, debt, working capital, transaction expenses and the value of the contingent consideration agreement entered into, in connection with the transaction.

Prior to the acquisition, Enteris entered into a non-exclusive commercial license agreement with Cara (the “License Agreement”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVA™ in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

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

For the Year Ended December 31,
2019
Revenues	$43,706
Net income	22,671

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

Goodwill

There was no change in the carrying amount of goodwill from December 31, 2019 to December 31, 2020, and net book value remains at $8.4 million. The net book value of goodwill is solely related to the Enteris acquisition in 2019. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform an impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s goodwill exceeds its fair value, then the Company must record an impairment charge equal to the difference. As of December 31, 2020, the Company concluded that it is more likely than not that fair value of the reporting unit is greater than its carrying value, and goodwill is not considered to be impaired.

Intangible Assets

As of December 31, 2020, the gross book value, accumulated amortization, net book value and estimated useful life of acquired intangible assets were follows (in thousands, except estimated useful life data):

	As of December 31, 2020
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licensing agreement	$29,400	$16,336	$13,064	10
Patents	198	153	45	1-20
Trade names and trademarks	210	29	181	10
Customer relationships	240	32	208	10
	30,048	16,550	13,498
Deferred patent costs	119	—	119	N/A
Total intangibles	$30,167	$16,550	$13,617

	As of December 31, 2019
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licensing agreement	$29,400	$4,792	$24,608	10
Patents	66	8	58	1-20
Trade names and trademarks	210	8	202	10
Customer relationships	240	8	232	10
	29,916	4,816	25,100
Deferred patent costs	13	—	13	N/A
Total intangibles	$29,929	$4,816	$25,113

Amortization expense was $11.7 million and $4.8 million for the years ended December 31, 2020 and 2019, respectively, and was recorded in depreciation and amortization expense. Based on amounts recorded at December 31, 2020, the Company will recognize acquired intangible asset amortization as follows (in thousands):

2021	$3,603
2022	1,765
2023	1,765
2024	1,421
2025	1,421
Thereafter	3,523
$13,498

Note 3. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of December 31, 2020, the Company had a credit loss allowance of $8.4 million. Of the total $8.4 million, $1.2 million is associated with the Company's Cambia® royalty, and $0.6 million is associated with the Company’s Besivance® royalty. The Cambia® and Besivance® provision for credit losses were recognized in 2018 and 2019, respectively. The remaining $6.6 million is related to the ABT Molecular Imaging, Inc. (“ABT”), now known as Best ABT, Inc. (“Best”), second lien term loan that was recognized in 2018 and 2019 in order to reflect the Best royalty at its then estimated fair value of $4.1 million. The carrying values of finance receivables are as follows (in thousands):

	As of December 31,
Portfolio	2020	2019
Term Loans	$164,032	$150,453
Royalty Purchases	48,847	30,760
Total before allowance for credit losses	212,879	181,213
Allowance for credit losses	(8,388)	(8,388)
Total carrying value	$204,491	$172,825

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

▪     regulatory environment; and

▪     any other relevant factors predicting investment recovery.

The following table presents nonaccrual and performing loans by portfolio segment (in thousands):

	December 31, 2020			December 31, 2019
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term Loans	$8,334	$155,698	$164,032	$8,337	$142,116	$150,453
Royalty Purchases	3,863	36,596	40,459	7,614	14,758	22,372
Total carrying value	$12,197	$192,294	$204,491	$15,951	$156,874	$172,825

As of December 31, 2020 the Company had two finance receivables in nonaccrual status: (1) the term loan to B&D Dental Corporation (“B&D”), with a net carrying value of $8.3 million and (2) the Best royalty, with a net carrying value of $3.9 million. Although in nonaccrual status, the B&D term loan was not considered impaired as of December 31, 2020 and 2019. The Company collected $0.3 million on two of its nonaccrual royalties during the year ended December 31, 2020. (Please see B&D, Best and Besivance below for further details regarding nonaccrual and impaired finance receivables).

B&D

On December 10, 2013, the Company entered into a five-year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60,000. The loan was scheduled to mature on December 10, 2018. Subsequently, the terms of the loan have been amended, and the Company has funded additional amounts to B&D. As of December 31, 2020 and 2019, the total amount funded was $8.3 million. B&D is currently evaluating strategic options, including a potential sale of the business.

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During 2016 and 2018, the Company executed three additional amendments to the loan to advance an additional $0.7 million in order to directly pay critical vendors and protect the value of the collateral. The Company periodically obtains third-party valuations of B&D. As a result of the third-party valuations and facts and circumstances regarding B&D’s operations, including its intellectual property position, improved profitability and working capital position, the Company believes its collateral position is greater than the unpaid balance; thus, accrued interest has not been reversed nor has an allowance been recorded as of December 31, 2020.

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

During the year ended December 31, 2019, the Company re-evaluated the value of the Best royalty based on 2019 business trends, and as a result, the Company recognized a provision for credit losses of $1.6 million. The estimated fair value as of December 31, 2020 is $3.9 million.

Besivance

On April 2, 2013, the Company purchased an effective 2.4 percent royalty on sales of Besivance® from InSite Vision for $6.0 million. Besivance is marketed by Bausch & Lomb, formerly known as Valeant Pharmaceuticals. Sales performance of Besivance® has weakened primarily due to substantial declines in prescription volumes, which in conjunction with elevated sales chargebacks and various rebates (gross sales to net sales deductions), has resulted in material reductions in the product’s net sales and associated royalties payable to the Company. During 2019, the Company reduced its expectations for future royalty receipts and recognized an allowance for credit loss on the royalty purchase of $0.6 million.

During the year ended December 31, 2020, the Company re-evaluated the value of the Besivance® royalty based on 2020 business trends, and as a result, the Company determined a further provision of credit losses was not warranted based on improving royalty trends over prior periods. The estimated fair value as of December 31, 2020 is $0.4 million.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Production equipment and other	$2,658	$1,188
Furniture and fixtures	86	87
Leasehold improvements	143	143
Construction-in progress	2,785	6
Capitalized software	77	49
Total	5,749	1,473
Less accumulated depreciation	(538)	(181)
Property and equipment, net	$5,211	$1,292

Depreciation and amortization expense on property and equipment was $0.4 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively.

Note 5. Marketable Investments

Investment in corporate debt securities and equity securities as of December 31, 2020 and 2019 consist of the following (in thousands):

	Year Ended December 31,
	2020	2019
Corporate debt securities	$241	$466
Equity securities	1,210	1,802
Total marketable investments	$1,451	$2,268

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of December 31, 2020 and 2019, are as follows (in thousands):

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$241	$—	$—	$241

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Corporate debt securities	$466	$—	$—	$466

The following table presents unrealized gains and losses on equity securities as prescribed by ASC 321, Investment - Equity Securities during the year ended December 31, 2020 and 2019.

	December 31,
	2020	2019
Unrealized net income (loss) on equity securities reflected in the Consolidated Statements of Income	$(591)	$1,643

Equity Securities

As of December 31, 2020, the Company’s equity securities include 96,810 shares of Misonix, Inc. (“Misonix”) common stock received pursuant to Misonix’s purchase of Solsys Medical, Inc. (“Solsys”) on September 27, 2019. During the three months ended September 30, 2019 and prior to the acquisition, the Company exercised its Solsys warrants in a cashless transaction to purchase Solsys preferred stock and exercised its preemptive right to protect against dilution of its Solsys equity position. Of the total 109,353 shares of Misonix common stock received for its Solsys equity interests, 12,543 shares were held in escrow by Misonix and were subject to reduction based on terms of the acquisition agreement. The remaining 12,543 shares were released at the end of the escrow period on January 4, 2021, which was subsequent to December 31, 2020. The initial 96,810 shares were subject to a one year lock-up that expired on September 27, 2020; the 12,543 escrow shares are not subject to a lock-up. As of December 31, 2020, the 96,810 shares of Misonix common stock are reflected at their estimated fair value of $1.2 million.

Debt Securities

On July 9, 2013, the Company entered into a note purchase agreement to purchase, at par, $3.0 million of a total of $100.0 million aggregate principal amount of senior secured notes due in November 2026. The agreement allows the first interest payment date to include paid-in-kind notes for any cash shortfall, of which the Company received $0.1 million on November 15, 2013. The notes are secured only by certain royalty and milestone payments associated with the sales of pharmaceutical products. The senior secured notes have been placed on non-accrual status as of June 30, 2016. Total cash collected during the year ended December 31, 2020 and 2019 was $62,000 and $65,000, respectively, which was credited to the notes’ carrying value. During the year ended December 31, 2020, impairment expense of $0.2 million was recognized in order to reflect the notes at their estimated fair value of $0.2 million. The notes are included in long-term marketable investments in the consolidated balance sheets.

Note 6. Revolving Credit Facility

On June 29, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with State Bank and Trust Company as a lender and the administrative agent (“State Bank”) pursuant to which State Bank provides the Company with up to a $20 million revolving senior secured credit facility, which the Company can draw down and repay until maturity, subject to borrowing base eligibility. The Loan Agreement matures on June 30, 2021.

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

We entered into a $20.0 million revolving credit facility in June 2018. As of December 31, 2020, $11.8 million was outstanding under the credit facility, and $8.2 million was available for borrowing. As of March 25, 2021, the Company drew an additional $9.0 million under the credit facility, incurred and paid $0.1 million of interest and fees and made principal payments of $11.2 million. As of March 25, 2021, $10.3 million was available for borrowing. Our credit facility matures on June 30, 2021. We are exploring options with respect to a new credit facility.

Note 7. Related Party Transactions

On September 6, 2013, in connection with entering into a credit facility, the Company issued warrants to an affiliate of a stockholder, Carlson Capital, L.P. (the “Stockholder”), for 100,000 shares of the Company’s common stock at a strike price of $13.88 per share. The warrants had a price anti-dilution mechanism that was triggered by the price that shares were sold by the Company in a rights offering in 2014, and as a result, the strike price of the warrants was reduced to $13.48 per share. The warrants expired unexercised on September 6, 2020.

The Company determined the fair value of the warrants as of December 31, 2019 using the Black-Scholes option pricing model with the following assumptions:

December 31,
2019
Dividend rate	—%
Risk-free rate	1.6%
Expected life (years)	0.7
Expected volatility	31.8%

The changes on the value of the warrant liability during the years ended December 31, 2020 and 2019 were as follows (in thousands):

Fair value – December 31, 2018	$13
Issuances	—
Change in fair value	63
Fair value – December 31, 2019	76
Issuances	—
Expirations	(22)
Changes in fair value	(54)
Fair value – December 31, 2020	$—

Note 8. Commitments and Contingencies

Lease Obligations

ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company's leases consist of operating leases for office space. The Company determines if an arrangement is a lease at inception. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The Company’s corporate headquarters is in Dallas, Texas, where it leases approximately 2,400 square feet. Total rent expense recognized under the lease was $58,000 and $57,000 for the years ended December 31, 2020 and 2019, respectively. The office lease expires in May 2025.

The Enteris headquarters is located in Boonton, New Jersey, where Enteris leases approximately 32,000 square feet of space. Total rent expense recognized under the lease was $240,000 and $73,000 for the years ended December 31, 2020 and 2019. The office lease expires in December 2024.

Consolidated future minimum rent is as follows (in thousands):

2021	$315
2022	333
2023	335
2024	331
2025	48
Thereafter	—
Total lease payments	$1,362

Unfunded Commitments

As of December 31, 2020, the Company did not have any unfunded commitments.

 Litigation

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources.  The Company cannot predict the timing or outcome of these claims and other proceedings. As of December 31, 2020, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2020 and 2019.

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

As of December 31, 2020, the Company repurchased an aggregate 384,368 shares of its outstanding common stock, including three privately negotiated purchases outside of the share repurchase programs, at a total cost of $4.2 million or $11.06 per share. The program expired on September 30, 2020.

Preferred Stock

The Company’s board of directors (the “Board”) may, without further action by the stockholders, issue one or more series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2020, no shares of preferred stock have been issued.

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

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. In valuing options granted in the fiscal years ended December 31, 2020 and 2019, we used the following weighted average assumptions:

	For the Year Ended December 31,
	2020	2019
Risk-free interest rate	0.40 - 0.47%	2.2%
Expected stock-price volatility	47.9 - 48.3%	31.8%
Expected life	6.2 years	5.8 years

The following table summarizes activities under the 2010 Stock Incentive Plan for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2018	190,000	$11.25	4.9	$90.0
Options canceled and retired	—	—
Options exercised	—	—
Options granted	112,500	12.50
Balances, December 31, 2019	302,500	11.71	5.9	313.4
Options canceled and retired	—	—
Options exercised	—	—
Options granted	60,000	16.29
Balances, December 31, 2020	362,500	12.47	5.6	810.1

Options vested and exercisable and expected to be vested and exercisable at December 31, 2020	362,500	$12.47	5.6	$810.1
Options vested and exercisable at December 31, 2020	158,750	$12.11	5.6	$362.1

At December 31, 2020, there were 1.2 million shares reserved for issuance under the 2010 Stock Incentive Plan, and the Company had $0.4 million of total unrecognized stock option expense, net of estimated forfeitures, which will be recognized over the weighted average remaining period of 1.3 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2020:

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price Per Share
8.30	75,000	1.4	$8.30	18,750	$8.30
9.61	15,000	5.5	9.61	15,000	9.61
12.50	75,000	8.1	12.50	50,000	12.50
12.50	37,500	8.4	12.50	25,000	12.50
13.70	100,000	3.6	13.70	50,000	13.70
16.29	15,000	9.4	16.29	—	16.29
16.29	15,000	9.5	16.29	—	16.29
16.29	30,000	9.3	16.29	—	16.29
Total	362,500	5.6	$12.47	158,750	$12.11

Employee stock-based compensation expense recognized for time-vesting options for the years ended December 31, 2020 and 2019, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plan.

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

During the year ended December 31, 2020, 8,305 restricted shares were granted and 37,989 restricted shares vested. During the year ended December 31, 2019, 57,155 restricted shares were granted and 12,500 restricted shares vested. As of December 31, 2020 and 2019, there were 27,471 and 44,655 shares of restricted stock outstanding.

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

During the years ended December 31, 2020 and 2019, the Board approved compensation for Board services by granting 24,940 and 25,574 shares, respectively, of common stock as compensation for the non-employee directors. The Company recorded $0.3 million and $0.2 million in Board compensation expense during the years ended December 31, 2020 and 2019, respectively. The Company recorded aggregate stock-based compensation expense, including the quarterly and annual Board grants, of $0.7 million and $0.5 million for the years ended December 31, 2020 and 2019, respectively.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2020 and 2019.

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

Contingent Consideration

The Company recorded contingent consideration related to the August 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Please refer to Note 2, Business Combinations, for further details on the Company’s acquisition of Enteris and contingent consideration.

The fair value measurements of the contingent consideration obligations and the related intangible assets arising from business combinations are classified as Level 3 estimates under the fair value hierarchy, as these items have been valued using unobservable inputs. These inputs include: (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Changes in fair value of this obligation are recorded as income or expense within operating income in our consolidated statements of income. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

As of December 31, 2020 and 2019, the acquisition-related contingent consideration was $16.9 million and $14.5 million, respectively. During the year ended December 31, 2020, the Company recorded $4.4 million of expense for the change in fair value of contingent consideration. The Company also made payments of $2.0 million against the contingent consideration liability.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$2,972	$—	$—	$2,972
Marketable investments	1,451	1,210	—	241

Financial Liabilities:
Contingent consideration payable	16,900	—	$—	$16,900

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$3,555	$—	$—	$3,555
Marketable investments	2,268	1,802	—	466

Financial Liabilities:
Contingent consideration payable	$14,500	$—	$—	$14,500
Warrant liability	76	—	—	76

The changes on the value of the warrant assets during the years ended December 31, 2020 and 2019 were as follows (in thousands):

Fair value – December 31, 2018	$2,777
Issuance	550
Canceled	(197)
Change in fair value	425
Fair value – December 31, 2019	3,555
Issuance	79
Canceled	—
Change in fair value	(662)
Fair value – December 31, 2020	$2,972

 The Company holds warrants issued to the Company in conjunction with certain term loan investments. These warrants meet the definition of a derivative and are included in the consolidated balance sheet. The fair values for warrants outstanding, for companies that have a readily determinable value, are measured using the Black-Scholes option pricing model. The following range of assumptions were used in the models to determine fair value:

December 31,
	2020	2019
Dividend rate	—	—
Risk-free rate	0.17% to 0.65%	1.7% to 1.8%
Expected life (years)	3.6 to 7.4	4.6 to 7.4
Expected volatility	74.3% to 174.7%	50.3% to 114.6%

The following table presents financial assets measured at fair value on a nonrecurring basis as of December 31, 2020 and 2019 (in thousands):

	Total Carrying Value in Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Impaired Royalties	$7,937	$—	$—	$7,937
December 31, 2019
Impaired Royalties	$10,004	$—	$—	$10,004

Please refer to Note 3 for further information on impaired loans.

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2020 or 2019.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments.

For the year ended December 31, 2020 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$3,008	$3,008	$3,008	$—	$—
Finance receivables	204,491	204,491	—	—	204,491
Marketable investments	1,451	1,451	1,210	—	241
Warrant assets	2,972	2,972	—	—	2,972

Financial Liabilities
Contingent consideration payable	$16,900	$16,900	$—	$—	$16,900

For the year ended December 31, 2019 (in thousands):

	Carry Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$11,158	$11,158	$11,158	$—	$—
Finance receivables	172,825	172,825	—	—	172,825
Marketable investments	2,268	2,268	1,802	—	466
Warrant assets	3,555	3,555	—	—	3,555

Financial Liabilities
Contingent consideration payable	$14,500	$14,500	$—	$—	$14,500
Warrant liability	76	76	—	—	76

Note 11. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers. The following table provides the contract revenue recognized by revenue source for the year ended December 31, 2020 (in thousands):

	December 31,
	2020	2019
Pharmaceutical Development Segment
License Agreement	$5,000	$514
Other	903	107
Total Contract Revenue	$5,903	$621

As of December 31, 2020 and 2019, the Company recognized $0.1 million and $0.1 million, respectively, of accounts receivable related to its Pharmaceutical Development segment revenue.

Contract Assets and Liabilities

Our contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied. The Company’s contract liabilities are presented as deferred revenues and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	December 31,
	2020	2019
Pharmaceutical Development Segment
Deferred revenue	$350	$103
Total Contract Liabilities	$350	$103

During the year ended December 31, 2020, the Company recognized $0.1 million of 2019 deferred revenue from satisfaction of performance obligations. Please refer to Notes 1 and 2 for further details on the Company’s deferred revenue and License Agreement, respectively. The Company did not have any contract assets nor did it have any contract liabilities related to the License Agreement as of December 31, 2020 or 2019.

Note 12. Segment Information

Selected financial and descriptive information is required to be provided about reportable operating segments, considering a “management approach” concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the Company for making operating decisions, allocating resources, and assessing performance. Consequently, the segments are evident from the structure of the Company’s internal organization, focusing on financial information that the Company’s chief executive officer uses to make decisions about the Company’s operating matters.

As described in Note 1, SWK Holdings Corporation and Summary of Significant Accounting Policies, the Company has determined it has two reportable segments: Finance Receivables and Pharmaceutical Development, and each are individually managed and provide separate services. Revenues by segment represent revenues earned on the services offered within each segment.

Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income taxes. Management uses this measure of profit (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

Year Ended December 31, 2020	Finance Receivables	Pharmaceutical Development	Holding Company and Other	Consolidated
Revenues	$30,808	$5,903	$1	$36,712
Provision for credit losses and impairment	163	—	—	163
Interest expense	455	—	—	455
Manufacturing, research and development	—	4,268	—	4,268
Depreciation and amortization expense	—	12,081	10	12,091
Change in fair value of acquisition-related contingent consideration	—	4,400	—	4,400
General and administrative	736	3,875	5,935	10,546
Other income (expense), net	(1,201)	—	77	(1,124)
Income tax benefit	—	—	(1,537)	(1,537)
Consolidated net income (loss)	28,253	(18,721)	(4,330)	5,202
61

Year Ended December 31, 2019	Finance Receivables	Pharmaceutical Development	Holding Company and Other	Consolidated
Revenues	$30,117	$621	$9	$30,747
Provision for credit losses and impairment	2,209	—	—	2,209
Interest expense	338	—	—	338
Manufacturing, research and development	—	1,176	—	1,176
Depreciation and amortization expense	—	4,936	18	4,954
Change in fair value of acquisition-related contingent consideration	—	—	—	—
General and administrative	1,453	1,205	4,772	7,430
Other income (expense), net	2,265	—	(63)	2,202
Income tax benefit	—	—	(6,986)	(6,986)
Consolidated net income (loss)	28,382	(6,696)	2,142	23,828

Included in Holdings Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, which have been included for purposes of reconciling to the consolidated amounts.

Note 13. Income Taxes

The components of income before income tax provision are as follows (in thousands):

	December 31,
	2020	2019
U.S.	$3,665	$16,842

During the years ended December 31, 2020 or 2019, the Company’s provision for (benefit from) income taxes was as follows (in thousands):

	December 31,
	2020	2019
Current provision	$174	$114
Deferred provision (benefit)	(1,711)	(7,100)
Total income tax benefit	$(1,537)	$(6,986)

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2020	2019
Federal tax provision at statutory rate	$771	$3,524
Change in valuation allowance	(14,194)	(10,896)
Transaction costs	—	215
Contingent consideration revaluation	924	—
Other	618	(66)
Write off of expired deferred tax assets	10,344	237
Total income tax benefit	$(1,537)	$(6,986)

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

As of December 31, 2020, the Company had cumulative net income before tax for the three years then ended. Based on its historical operating performance, the Company has concluded that it was more likely than not that the Company would not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. However, the Company has concluded that it is more likely than not that the Company will be able to realize approximately $27.5 million benefit of the U.S. federal and state deferred tax assets in the future.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statements of income for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $37.5 million and $51.7 million as of December 31, 2020 and 2019, respectively.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Credit carryforward	$2,960	$2,952
Stock based compensation	398	359
Other	3,647	3,329
Net operating losses	60,774	75,680
Gross deferred tax assets	67,779	82,320
Deferred tax liabilities:
Intangible assets other than goodwill	(2,299)	(4,627)
Other	(496)	(226)
Valuation allowance	(37,493)	(51,687)
Net deferred tax assets	$27,491	$25,780

The Tax Reform Act of 1986 limits the use of NOLs and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company’s net operating loss and tax credit carryforwards could be limited.

As of December 31, 2020, the Company had NOL carryforwards for federal income tax purposes of approximately $289.4 million. The federal NOL carryforwards, if not offset against future income, will expire by 2037, with the majority of such NOLs expiring by 2021. Approximately $4.0 million can be carried forward indefinitely.

The Company also had federal research carryforwards of $3.0 million. The federal credits will expire by 2039, with the majority of such credits expiring by 2029.

The Company records liabilities, where appropriate, for all uncertain income tax positions and recognizes potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. As of both December 31, 2020 and 2019, the Company had approximately $0.1 million of unrecognized tax benefit. The Company does not expect the unrecognized tax benefits to change materially over the next twelve months. There are no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2020.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1999 through December 31, 2020 due to carryforward of unutilized net operating losses and research and development credits. The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2020.

Note 14. Investment in TRT

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

On August 21, 2020, the Company and TRT agreed to terminate the royalty purchase agreement in exchange for TRT issuing the Company TRT common equity and a convertible note. The convertible note carries no interest, can be redeemed in cash without penalty at any time by TRT, and converts into common equity of TRT at decreasing valuations over time to induce repayment in cash. The convertible feature is at the option of TRT.

As of December 31, 2020, the Company does not believe there is an impairment of the carrying value of the investment in TRT. The Company evaluated several factors in this determination, including input from intellectual property counsel regarding the strength of the related intellectual property, advancements with TRT’s intellectual property estate and technology license agreements generally, continued receipt of Canadian licensee royalty payments and a third party valuation the Company’s investment in TRT. As of December 31, 2020, there were no adjustments to the carrying amount of $3.5 million.

Note 15. Subsequent Events

On March 19, 2021, SWK Funding entered into a credit agreement pursuant to which SWK Funding provided to Sincerus Pharmaceuticals, Inc. (“Sincerus”) a term loan in the maximum principal amount of $9.0 million. SWK Funding funded $7.1 million at closing. The loan matures on March 19, 2026. The loan bears interest at the greater of (a) three-month LIBOR and (b) 1.0 percent, plus a margin of 12.0 percent, payable in cash, quarterly in arrears.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2020, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

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
64

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

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal year ended December 31, 2020 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the principal headings “ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF ETHICS AND CONDUCT”, the information regarding executive officers of the Company under the subheading “Executive Officers”, and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading “CORPORATE GOVERNANCE,” in the Company’s 2021 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the principal headings “DIRECTOR COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION,” and “RELATED INFORMATION” in the Company’s 2021 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings “EQUITY COMPENSATION PLAN INFORMATION” and “OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY” in the Company’s 2021 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the principal heading “TRANSACTION WITH RELATED PERSONS” in the Company’s 2021 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the subheadings “Audit Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” below the principal heading “AUDIT FEES” in the Company’s 2021 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Exhibits:  See attached Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None.

68

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2021.

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

Date:	March 31, 2021	By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 31, 2021	By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 31, 2021	By:	/s/ D. Blair Baker
D. Blair Baker
Director

Date:	March 31, 2021	By:	/s/ Aaron G.L. Fletcher
Aaron G.L. Fletcher
Director

Date:	March 31, 2021	By:	/s/ Christopher W. Haga
Christopher W. Haga
Director

Date:	March 31, 2021	By:	/s/ Edward B. Stead
Edward B. Stead
Director

Date:	March 31, 2021	By:	/s/ Michael Weinberg
Michael Weinberg
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	3.1	05/04/00

3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 29, 2001.	S-8	4.02	07/03/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	4.03	01/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	3.04	01/31/06

3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.	10-K	3.05	03/31/10

3.06	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of SWK Holdings Corporation.	10-Q	3.01	08/14/15

3.07	Amended and Restated Bylaws as of May 20, 2015.	8-K	3.02	05/21/15

4.01	Form of Specimen Common Stock Certificate.	S-1/A	4.01	09/21/99

4.02	Form of Rights Certificate (Exhibit B to Rights Agreement filed as Exhibit 4.03 hereto).	8-K	4.01	04/14/16

4.03	Rights Agreement, dated as of April 8, 2016 by and between SWK Holdings Corporation and Computershare Trust Company, N.A.	8-K	4.02	04/14/16

4.04	Common Stock Purchase Warrant to Purchase 100,000 (as adjusted to reflect a net 1-for-10 reverse stock split) shares of the Company’s common stock dated September 6, 2013 issued to Double Black Diamond, L.P.	8-K	4.1	09/09/13

4.05	Description of Securities Registered Under Section 12 of the Exchange Act.				X

4.06	Amendment No. 1 to Rights Agreement, dated as of April 8, 2019, by and between SWK Holdings Corporation and Computershare Trust Company, N.A.	8-K	4.01	4/8/19

4.07	Amendment No. 2 to Rights Agreement, effective as of February 23, 2021 by and between SWK Holdings Corporation and Computershare Trust Company, N.A.	8-K	4.01	2/23/21

10.01	Kana Software, Inc. 1999 Stock Incentive Plan, as amended.*	10-Q	10.01	11/14/06

10.02	2010 Equity Incentive Plan.*	10-Q	10.1	11/09/10

10.03	SWK Holdings Corporation 2010 Equity Incentive Plan Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10
70

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.04	Contract purchase agreement between SWK Holdings Corporation and PBS Capital Management, dated May 14, 2012.	10-Q	10.05	05/15/12

10.05	Voting Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company.	8-K	10.3	09/09/13

10.06	Registration Rights Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company.	8-K	10.4	09/09/13

10.07	Employment Agreement, dated January 28, 2019, between the Company and Winston L. Black III.*	8-K	10.1	01/30/19

10.08	Royalty Agreement, dated April 2, 2013, among SWK Funding LLC, Bess Royalty, L.P. and InSite Vision Incorporated.#	S-1/A	10.13	04/01/14

10.09	Securities Purchase Agreement, dated August 18, 2014, between SWK Holdings Corporation and Carlson Capital, L.P.	8-K/A	10.1	08/21/14

10.10	Stockholders’ Agreement, dated August 18, 2014, among Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd. and SWK Holdings Corporation.	8-K	10.2	08/19/14

10.11	Royalty Agreement dated December 13, 2016, among SWK Funding LLC and Opiant Pharmaceuticals, Inc.	10-K	10.16	03/29/18

10.12	Loan and Security Agreement between SWK Holdings Corporation and SWK Funding LLC as Borrowers and Certain Financial Institutions as Lenders and State Bank and Trust Company as Agent dated June 29, 2018.	8-K	10.1	06/29/18

10.14	Credit Agreement dated May 20, 2016 among SBT Holdings, Inc., dba Keystone Dental, and SWK Funding LLC.	8-K	10.1	05/26/16

21.01	Subsidiaries.				X

23.01	Consent of Independent Registered Public Accounting Firm - BPM LLP.				X
71

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

**	These certifications accompany SWK’s Annual Report on Form 10-K; they are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of SWK under the Securities Act of 1933, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings, except to the extent that SWK specifically incorporates it by reference.

#	Confidential treatment is requested for certain confidential portions of these exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from these exhibits and filed separately with the Securities and Exchange Commission

+	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
72