Form 10-K/A
period 2020-12-31
SWK Holdings Corp
filed 2021-04-30
CIK 1089907

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

On April 25, 2021, the Registrant had outstanding approximately 12,795,554 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of SWK Holdings Corporation (the “Company” or “SWK”) for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2020. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company will not file a definitive proxy statement within 120 days of December 31, 2020. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is amending and refiling Item 15 of Part IV, to reflect the inclusion of the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

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

SWK Holdings Corporation

TABLE OF CONTENTS

PART III

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names of our directors and information about each (including their ages as of April 20, 2021):

Name	Age	Committee Memberships	Principal Occupation	Director Since
D. Blair Baker	60	Audit	President, Precept Capital Management	2014

Winston L. Black	45		Chief Executive Officer, SWK Holdings Corporation	2019

Aaron G.L. Fletcher	41	Audit	President, Bios Research and Managing Partner, Bios Partners, L.P.	2019

Christopher W. Haga	53	Compensation	Private Investor	2014

Edward B. Stead	74	Audit, Governance	Private Investor	2014

Michael D. Weinberg	57	Governance, Compensation	Private Investor	2009

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

The Board has determined that Mr. Baker is qualified to continue to serve on the Board due to his extensive financial and investment experience.

Winston Black. Mr. Black was appointed CEO in January 2016. Prior to that time, Mr. Black served as Managing Director. Mr. Black joined SWK in May 2012 from PBS Capital Management, LLC, an investment management business investing in pharmaceutical royalties and healthcare equities that Mr. Black co-founded in 2009. Prior to PBS Capital, Mr. Black was a Senior Portfolio Analyst at Highland Capital Management, L.P. from September 2007 to March 2009 where he managed a portfolio of approximately $2 billion in healthcare investments. Prior to joining Highland, Mr. Black served as COO/Analyst and Chief Compliance Officer at Mallette Capital Management, Inc., a $200 million biotech focused hedge fund. Prior to Mallette Capital, Mr. Black was Vice President, Corporate Development for ATX Communications, Inc. Mr. Black began his career as an Analyst in the Healthcare and Telecommunications groups at Salomon Smith Barney. Mr. Black received MBAs with distinction from both Columbia Business School and London Business School and received a BA in Economics from Duke University, where he graduated Cum Laude.

The Board has determined that Mr. Black is qualified to serve on the Board due to his position as Chief Executive Officer of the Company and his extensive financial and investment experience.

Aaron G.L. Fletcher. Dr. Fletcher currently serves as President of Bios Research, a financial services firm that he founded to provide public equity research in the healthcare industry tailored to institutional firms and large family offices. In addition to his position at Bios Research, Dr. Fletcher is a Managing Partner at Bios Partners, LP, a venture capital firm focused on investment in early-stage and growth-stage biotech and medical device companies. Dr. Fletcher also serves as a director on the Boards of Lung Therapeutics, Actuate Therapeutics, AbiliTech Medical, Cognition Therapeutics, Cue Biopharma, and TFF Pharma, and works as an independent consultant for the biotech/healthcare equity industry. Dr. Fletcher holds a Ph.D. in Biochemistry from Colorado State University and serves as a visiting professor at Dallas Baptist University.

The Board has determined that Dr. Fletcher is qualified to serve on the Board due to his extensive financial and investment experience in the life sciences industry.

Christopher W. Haga. Mr. Haga was appointed to the Board in August 2014. Mr. Haga is a private investor with current interests in insurance, theater exhibition and renewable energy. Until December 2019, he was Portfolio Manager and Head of Strategic Investments at Carlson Capital, L.P. (“Carlson Capital”), an investment management business which, as of April 20, 2021, beneficially owned 70.1 percent of our outstanding Common Stock. Mr. Haga joined Carlson Capital in 2003 and has 25 years of experience in public and private investing, investment banking and structured finance. Prior to Carlson Capital, Mr. Haga held investment banking and principal investing roles at RBC Capital Markets, Stephens, Inc., Lehman Brothers (London) and Alex. Brown & Sons. Mr. Haga holds a B.S. degree in Business Administration from the University of North Carolina at Chapel Hill and an M.B.A. degree from the University of Virginia. Mr. Haga is also a director of CTO Realty Growth, a NYSE listed REIT.

 The Board has determined that Mr. Haga is qualified to continue to serve on the Board due to his extensive financial and investment experience.

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

The Board has determined that Mr. Stead is qualified to continue to serve on the Board due to his extensive legal and business experience, as well as his extensive intellectual property experience.

Michael D. Weinberg. Mr. Weinberg has served on the Board since December 2009 and was recommended as a nominee to the Board by Carlson Capital. Mr. Weinberg is currently a private investor. Mr. Weinberg was employed at Carlson Capital from 1999 to 2019 in a variety of investment and operational roles, retiring as Chief Operating Officer and Partner in 2019. From 1996 to 1999, Mr. Weinberg was Director of Investments at Richmont Capital Partners, L.P., the investment affiliate of privately-held Mary Kay Cosmetics. Prior to Mary Kay, Mr. Weinberg also held positions as an analyst for Greenbrier Partners, a value-oriented hedge fund, and as an associate attorney for the law firm of Baker Botts L.L.P. Mr. Weinberg holds a B.A. degree from the Plan II Liberal Arts Honors Program and a J.D. degree, both from the University of Texas at Austin. Mr. Weinberg is a CFA Charterholder. Mr. Weinberg is also a Director of EnPower, Inc., a lithium-ion battery technology company.

The Board has determined that Mr. Weinberg is qualified to continue to serve on the Board due to his extensive financial, investment and legal experience.

Executive Officers

Our executive officers are our Chief Executive Officer, Winston L. Black, and our Chief Financial Officer, Charles Jacobson. Information regarding Mr. Black is set forth above.

Charles Jacobson has been serving as our Chief Financial Officer since September 2012. Since April 2019, Mr. Jacobson serves as a Partner at CFGI, LLC (“CFGI”). CFGI provides management level finance, accounting and transaction advisory services to public and private companies throughout the United States. From 2007 to 2019, Mr. Jacobson served as the CEO and Managing Director of Pine Hill Group, LLC (“Pine Hill”), a consulting firm which he co-founded in 2007. Pine Hill was acquired by CFGI in April 2019. Mr. Jacobson serves as Director, Interim CEO, and Interim CFO of The PMI Group, Inc. (“PMI”), positions he has held since 2017, 2016, and 2015, respectively. From 2015 to 2020, Mr. Jacobson served as CFO and Director of Parkview Capital Credit, Inc., a Business Development Corporation providing mezzanine debt and equity capital to lower middle market companies. From 2012 to 2013, Mr. Jacobson served as CEO and CFO of Pro Capital, LLC (“Pro Cap”), an investment management business specializing in investments of municipal tax liens. Mr. Jacobson also served on Pro Cap’s board of managers from 2012 to 2014. From 2008 to 2011, Mr. Jacobson served as CFO of FS Investment Corporation pursuant to an agreement between Pine Hill and FS Investment Corporation. From 2001 to 2007, Mr. Jacobson worked for ATX Communications, Inc. (“ATX”), becoming the organization’s senior vice president of finance where he was responsible for managing ATX’s finance organization. Prior to working for ATX, Mr. Jacobson held senior managerial audit positions with Ernst & Young LLP from 1999 to 2000 and with BDO Seidman, LLP from 1996 to 1999, where he was responsible for audit engagements of private, pre-IPO and publicly traded companies in a variety of different industries. Mr. Jacobson began his professional career in 1993 at a regional public accounting firm where he performed audits on governmental entities.

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

Audit Committee. We have a standing audit committee of the Board (the “Audit Committee”) established in accordance with Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Audit Committee are Messrs. Baker (Chair), Fletcher and Stead. Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under The Nasdaq Stock Market Rules and the rules of the SEC. In addition, the Board determined that each of Messrs. Baker, Fletcher and Stead is considered an “audit committee financial expert” as defined in the rules of the SEC.

The Audit Committee met four times in 2020. The Board has adopted a written charter for the Audit Committee, a copy of which is posted in the Corporate Governance section of our Internet website (at www.swkhold.com). The principal functions of the Audit Committee are to oversee our accounting and financial reporting processes and the audits of our consolidated financial statements, oversee our relationship with our independent auditors, including selecting, evaluating and setting the compensation of, and approving all audit and non-audit services to be performed by the independent auditors, and facilitate communication among our independent auditors and our financial and senior management.

Compensation Committee. We have a standing compensation committee of the Board (the “Compensation Committee”). The members of our Compensation Committee are Messrs. Weinberg (Chair) and Haga.

The Compensation Committee met one time in 2020. Each current member of the Compensation Committee meets the independence and other requirements to serve on our Compensation Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

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

Governance and Nominating Committee. We have a standing governance and nominating committee of the Board (the “Governance and Nominating Committee”). The members of our Governance and Nominating Committee are Mr. Weinberg (Chair) and Mr. Stead. The Governance and Nominating Committee met one time in 2020. Each of Messrs. Weinberg and Stead meets the independence and other requirements to serve on our Governance and Nominating Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

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

Mr. Black serves as Chairman of the Board and Chief Executive Officer of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation earned by each of the named executive officers for the fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	Total ($)
Winston L. Black, CEO	2020	$283,250	$1,063,341	$209,875	$1,556,466
	2019	$275,000	$787,742	$150,000	$1,212,742

Charles Jacobson, CFO(1)	2020	$—	$—	$—	$—
	2019	$—	$—	$—	$—

(1)	Mr. Jacobson was appointed CFO effective September 4, 2012. He is not an employee of the Company and receives no salary or other compensation from the Company. He served as the Company’s CFO pursuant to an agreement between the Company and CFGI, LLC. All of Mr. Jacobson’s compensation was paid by CFGI, LLC. See “Transactions with Related Persons.”

Salary

The amount in the Salary column represents the base salary earned by Mr. Black in the applicable year.

Bonus

The amounts in the bonus column represent bonus awards to Mr. Black calculated in accordance with his employment agreement. The bonus for 2020 was paid in April 2021, and the bonus for 2019 was paid in April 2020.

Material Terms of Employment

On January 28, 2019, the Company entered into a new employment agreement with Mr. Black, effective January 1, 2019, for a term expiring on December 31, 2021, unless earlier terminated (the “Term”). The agreement provides for an annual salary of (i) $275,000 through December 31, 2021 and shall increase three percent effective the first full payroll cycle in each of 2020 and 2021, plus an annual bonus potential based on the Company’s annual pre-tax profit. For 2018 and beyond, the total bonus pool equals (i) 11.0 percent of the average pre-tax profit for the year of calculation and the immediately prior year multiplied by (ii) one plus 50 percent of the Return on Equity (as defined in the agreement), subject to certain adjustments.

Mr. Black’s employment agreement provides for six months’ severance if Mr. Black is terminated by the Company without cause or he resigns for good reason. In addition, the Company can elect to pay Mr. Black his annual salary for up to eighteen months (following the six months’ severance period) to enforce a non-compete and non-solicitation agreement for up to two years from the date of his separation from the Company.

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

2010 Equity Incentive Plan

On November 8, 2010, the Board approved the 2010 Plan, and the Company’s stockholders approved the plan on November 19, 2019. The purpose of the 2010 Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company, by offering them an opportunity to participate in the Company’s future performance through the grant of equity awards. The 2010 Plan is administered by the Compensation Committee of the Board. The 2010 Plan provides that the administrator may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. The applicable award agreement will contain the period during which the right to exercise the award in whole or in part vests, as well as any other performance condition(s) required for such award agreement to vest. At any time after the grant of an award, the administrator may accelerate the period during which the award vests.

Outstanding Equity Awards at December 31, 2020

Below are the options outstanding for the Company’s named executive officers as of December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (exercisable) (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Winston L. Black	18,750	(1)	56,250	$8.30	12/31/22
	50,000	(2)	50,000	$13.70	08/18/24
	50,000	(3)	25,000	$12.50	01/28/29

(1)	The options vest in 25 percent increments based upon the Company’s 60-day average stock price performance between $12.40 and $24.90 prior to December 31, 2021.
(2)	Fifty percent of the options vested over four years beginning December 31, 2015, and fifty percent vest if the 30-day average closing stock price exceeds $20.60 prior to December 31, 2021.
(3)	The options are subject to vesting in equal annual installments over a three-year period based on the CEO’s continued employment with the Company.

Compensation of Directors

Beginning January 2015, the Company compensated non-employee directors with an annual retainer of (i) $45,000 and (ii) a grant of 1,000 shares of restricted stock. In addition, each member of (i) the Audit Committee was entitled to an additional annual retainer of $10,000; (ii) the Compensation Committee was entitled to an additional annual retainer of $1,000; and (iii) the Governance and Nominating Committee was entitled to an additional annual retainer of $2,000. The foregoing was paid quarterly in arrears on each of March 31, June 30, September 30, and December 31. Each non-employee director could elect to receive 100 percent of the cash retainer payable, including committee fees, in shares of common stock, based on the closing price of the common stock on the date of payment. Any common stock issued for such compensation vested immediately upon issuance.

The Company commissioned a board compensation study during 2019, and as a result, beginning October 2019, the Company amended the compensation structure for non-employee directors to provide for an annual retainer comprised of (i) $45,000 cash and (ii) a grant of shares of restricted stock with a value of $25,000, subject to a one year vesting period. In addition, the committee compensation was amended such that each member of (i) the Audit Committee is entitled to an additional annual retainer of $11,000; (ii) the Compensation Committee is entitled to an additional annual retainer of $2,000; and (iii) the Governance and Nominating Committee is entitled to an additional annual retainer of $4,000. The foregoing, other than the restricted stock grant, is paid quarterly in arrears on each of March 31, June 30, September 30, and December 31. Each non-employee director can elect to receive 100 percent of the cash retainer payable, including committee fees, in shares of common stock, based on the closing price of the common stock on the date of payment. Any common stock issued for such cash compensation vests immediately upon issuance. The $25,000 grant of restricted stock is paid annually on October 1 in advance and is subject to a one-year vest period. The Board may approve the payment of additional amounts to directors in connection with special projects authorized by the Board.

We reimburse our directors for reasonable travel and other reasonable expenses incurred in connection with attending the meetings of the Board. The Company is also party to indemnification agreements with each of its directors.

2020 Director Compensation

The table below summarizes the compensation paid by the Company to our directors for the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Award(1) ($)	Total ($)
D. Blair Baker	$20,000	$93,905	$113,905

Christopher W. Haga	—	84,903	84,903

Aaron G.L. Fletcher	28,000	65,904	93,904

Edward B. Stead	100,000	37,899	137,899

Michael D. Weinberg	50,645	38,250	88,895

(1)	The amounts reported represent the stock-based compensation expense that was calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“FASB ASC Topic 718”). Information about the assumptions used to value these awards can be found in Note 9 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Compensation Committee Interlocks and Insider Participation

The current members of our Compensation Committee are Messrs. Weinberg and Haga. No members of our Compensation Committee were employees of SWK during 2020 or were formerly officers of SWK. During 2020, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information regarding the beneficial ownership of our common stock as of April 25, 2021 by the following individuals or groups:

•	each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;

•	each of our named executive officers;

•	each of our directors; and

•	all current directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Applicable percentage ownership in the following table is based on 12,795,554 shares of common stock outstanding as of April 25, 2021 as adjusted to include options and warrants exercisable within 60 days of April 25, 2021 held by the indicated stockholder or stockholders.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class
D. Blair Baker	40,856	*
Winston L. Black(1)	158,344	1.2
Aaron G.L. Fletcher	9,123	*
Christopher W. Haga	35,147	*
Charles Jacobson	606	*
Edward B. Stead	25,926	*
Michael D. Weinberg	75,833	*
All current executive officers and directors as a group (7 persons)	345,835	2.7%

5% Stockholders

Entities affiliated with Carlson Capital, L.P.(2) 2100 McKinney Avenue, Suite 1800 Dallas, Texas 75201	9,093,766	71.1%
Entities affiliated with Cannell Capital, LLC(3) 245 Meriwether Circle Alta, Wyoming 83414	660,780	5.2%
*Less than one percent	9,754,546	76.2%

(1)	Includes options to acquire 118,750 shares of common stock that are currently exercisable. Excludes options to acquire 106,250 shares of common stock that vest based upon the 60-day average closing price of the Company’s common stock and options to acquire 25,000 shares of common stock that vest on December 31, 2021. Excludes 12,000 restricted shares of common stock that vest on December 31, 2021.

(2)	Based solely on the Schedule 13D/A filed on April 5, 2021 with the SEC reporting beneficial ownership of 9,093,766 shares. The shares are directly beneficially owned by Double Black Diamond Offshore Ltd. and Black Diamond Offshore Ltd. (together, the “Funds”). Carlson Capital, L.P. is the investment manager of the Funds and Double Black. Asgard Investment Corp. (“Asgard”) is the general partner of Carlson Capital. Clint D. Carlson is the President of Asgard and the Chief Executive Officer of Carlson Capital. Carlson Capital disclaims beneficial ownership of any and all such shares in excess of their pecuniary interest therein.
(3)	Based solely on the Schedule 13G filed on February 16, 2021 with the SEC reporting beneficial ownership of 660,780 shares as of December 31, 2020. The shares are directly beneficially owned by J. Carlo Cannell and Cannell Capital LLC.
7

Equity Compensation Plan Information

The following table provides information as of December 31, 2020, with respect to the shares of common stock issuable under existing equity compensation plans. The category “Equity compensation plans approved by security holders” in the table below consists of the SWK Holdings Corporation 2010 Equity Incentive Plan, which was approved by our stockholders on November 19,2019.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	362,500	$12.47	1,153,457

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

Certain Transactions with Related Persons

On August 28, 2012, the Company appointed Charles Jacobson as the Company’s Chief Financial Officer, effective September 4, 2012. Mr. Jacobson carries out his role as Chief Financial Officer of the Company pursuant to an agreement between the Company and CFGI, LLC. The agreement outlines the scope of responsibilities of CFGI, as well as Mr. Jacobson’s role. These include, but are not limited to, matters relating to the preparation and filing of the Company’s periodic reports under the Exchange Act, the preparation of the Company’s consolidated financial statements included therein and assisting the Company’s independent auditors with respect to developing and maintaining a system of internal control over financial reporting and disclosure controls and procedures. CFGI is compensated at a fixed annual fee plus reasonable expenses for performing services pursuant to the agreement. CFGI is responsible for all payments to Mr. Jacobson. As a result, Mr. Jacobson does not receive direct compensation from the Company and the amount of aggregate payments made to CFGI are based on the amount of work performed on our behalf. In 2020, the Company paid CFGI $153,000 in fees for its services. In 2019, the Company paid CFGI $339,000 in fees for its services, of which $174,000 was related to the acquisition of Enteris BioPharma, Inc.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BPM LLP (“BPM”) audited our consolidated financial statements for the years ended December 31, 2020 and 2019. Set forth are the aggregated fees billed for audit and other services provided by BPM for 2020 and 2019:

	Year Ended December 31,
	2020	2019
Audit fees(1)	$240,000	$248,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$240,000	$248,000

(1)	Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of our quarterly condensed consolidated financial statements and services, such as consents and review of SEC comment letters that are normally provided by BPM in connection with statutory and regulatory filing engagements.

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

All services provided by the Company’s independent registered public accounting firm in fiscal years 2020 and 2019 were approved in advance by the Audit Committee.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits: See attached Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2021.

SWK Holdings Corporation

By: /s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2021	By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2021	By:	*
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 30, 2021	By:	*
D. Blair Baker
Director

Date: April 30, 2021	By:	*
Aaron G.L. Fletcher
Director

Date: April 30, 2021	By:	*
Christopher W. Haga
Director

Date: April 30, 2021	By:	*
Edward B. Stead
Director

Date: April 30, 2021	By:	*
Michael D. Weinberg
Director

	*By:	/s/ Winston L. Black
Winston L. Black As Attorney-in-Fact Pursuant to Power of Attorney Previously Filed

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
12