Form 10-Q
period 2021-03-31
SWK Holdings Corp
filed 2021-05-17
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 10, 2021, there were 12,795,554 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation
Form 10-Q
Quarter Ended March 31, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,610	$3,008
Interest and accounts receivable, net	2,171	1,911
Marketable investments	2,142	1,210
Other current assets	984	542
Total current assets	6,907	6,671

Finance receivables, net	209,903	204,491
Marketable investments	223	241
Investment in TRT	3,491	3,491
Deferred tax asset, net	26,573	27,491
Warrant assets	3,255	2,972
Intangible assets, net	11,853	13,617
Goodwill	8,404	8,404
Property and equipment, net	5,451	5,211
Other non-current assets	1,158	1,312
Total assets	$277,218	$273,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,045	$3,652
Revolving credit facility	11,159	11,758
Total current liabilities	15,204	15,410

Contingent consideration payable	16,900	16,900
Other non-current liabilities	1,036	1,079
Total liabilities	33,140	33,389

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,795,607 and 12,792,586 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	4,431,101	4,430,924
Accumulated deficit	(4,187,036)	(4,190,425)
Total stockholders’ equity	244,078	240,512
Total liabilities and stockholders’ equity	$277,218	$273,901

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Finance receivables interest income, including fees	$8,679	$7,136
Pharmaceutical development	198	148
Other	496	18
Total revenues	9,373	7,302
Costs and expenses:
Impairment expense	—	163
Interest expense	145	101
Pharmaceutical manufacturing, research and development expense	1,548	1,150
Depreciation and amortization expense	1,682	3,505
General and administrative	2,885	3,040
Total costs and expenses	6,260	7,959
Other income (expense), net
Unrealized net gain (loss) on warrants	283	(1,860)
Unrealized net gain (loss) on equity securities	932	(890)
Income (loss) before provision for income taxes	4,328	(3,407)
Provision for income taxes	939	1,253
Consolidated net income (loss)	$3,389	$(4,660)
Net income (loss) per share
Basic	$0.26	$(0.36)
Diluted	$0.26	$(0.36)
Weighted Average Shares
Basic	12,793	12,913
Diluted	12,810	12,913

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Three Months Ended March 31, 2021
	Common Stock				Total
			Additional Paid-	Accumulated	Stockholders’
	Shares	Amounts	In Capital	Deficit	Equity
Balances at December 31, 2020	12,792,586	$13	$4,430,924	$(4,190,425)	$240,512
Stock-based compensation	—	—	177	—	177
Issuance of common stock	3,021	—	—	—	—
Net income	—	—	—	3,389	3,389
Balances at March 31, 2021	12,795,607	$13	$4,431,101	$(4,187,036)	$244,078

	Three Months Ended March 31, 2020
	Common Stock				Total
			Additional Paid-	Accumulated	Stockholders’
	Shares	Amounts	In Capital	Deficit	Equity
Balances at December 31, 2019	12,917,348	$13	$4,432,146	$(4,195,627)	$236,532
Stock-based compensation	—	—	187	—	187
Issuance of common stock	5,937	—	—	—	—
Repurchases of common stock in open market	(5,279)	—	(62)	—	(62)
Net loss	—	—	—	(4,660)	(4,660)
Balances at March 31, 2020	12,918,006	$13	$4,432,271	$(4,200,287)	$231,997

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Consolidated net income (loss)	$3,389	$(4,660)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment expense	—	163
Amortization of debt issuance costs	46	47
Deferred income taxes	918	1,253
Change in fair value of warrants	(283)	1,860
Change in fair value of equity securities	(699)	890
Loan discount amortization and fee accretion	(628)	(536)
Interest paid-in-kind	(13)	(467)
Stock-based compensation	177	187
Depreciation and amortization expense	1,682	3,505
Changes in operating assets and liabilities:
Interest and accounts receivable	(260)	543
Other assets	(308)	(462)
Accounts payable and other liabilities	350	994
Net cash provided by operating activities	4,371	3,317

Cash flows from investing activities:
Investment in equity securities	(233)	—
Investment in finance receivables	(7,100)	(5,500)
Repayment of finance receivables	2,304	1,348
Corporate debt securities principal payment	18	18
Purchases of property and equipment	(321)	—
Other	163	(249)
Net cash used in investing activities	(5,169)	(4,383)

Cash flows from financing activities:
Net (payments) proceeds from credit facility	(600)	14,288
Repurchases of common stock, including fees and expenses	—	(62)
Net cash (used in) provided by financing activities	(600)	14,226

Net (decrease) increase in cash and cash equivalents	(1,398)	13,160
Cash and cash equivalents at beginning of period	3,008	11,158
Cash and cash equivalents at end of period	$1,610	$24,318

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of March 31, 2021, the Company had 34 employees.

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

As of May 10, 2021, the Company and its partners have executed transactions with 42 different parties under its specialty finance strategy, funding an aggregate $587 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 31, 2021.

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

Segment Information

The Company earns revenues from its two U.S.-based business segments: its specialty finance and asset management business offering customized financing solutions to a broad range of life-sciences companies, and its business offering oral therapeutic formulation solutions built around Enteris’ pharmaceutical Peptelligence® platform, which enables the oral delivery of molecules that are typically injected, including peptides and BCS Class II, III, and IV small molecules in an enteric-coated tablet formulation.

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

Deferred revenue includes amounts that have been billed per the contractual terms but have not been recognized as revenue. The Company classifies as current the portion of deferred revenue that is expected to be recognized within one year from the balance sheet date and is included in accounts payable and accrued liabilities in the unaudited condensed consolidated balance sheets.

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

The following table shows the computation of basic and diluted net income (loss) per share for the following periods (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$3,389	$(4,660)

Denominator:
Weighted-average shares outstanding	12,793	12,913
Effect of dilutive securities	17	—
Weighted-average diluted shares	12,810	12,913

Basic net income (loss) per share	$0.26	$(0.36)
Diluted net income (loss) per share	$0.26	$(0.36)

For the three months ended March 31, 2021 and 2020, outstanding stock options and restricted stock units to purchase shares of common stock in an aggregate of approximately 411,000 and 460,000, respectively, have been excluded from the calculation of diluted net income (loss) per share as all such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of March 31, 2021 and December 31, 2020, the Company had a credit loss allowance of $8.4 million. Of the total $8.4 million, $1.2 million and $0.6 million are associated with the Company’s Cambia® and Besivance® royalties, respectively. The remaining $6.6 million is related to the ABT Molecular Imaging, Inc. (“ABT”), now known as Best ABT, Inc. (“Best”), second lien term loan that was recognized in order to reflect the Best royalty at its estimated fair value of $3.7 million. The carrying values of finance receivables are as follows (in thousands):

Portfolio	March 31, 2021	December 31, 2020
Term loans	$170,456	$164,032
Royalty purchases	47,835	48,847
Total before allowance for credit losses	218,291	212,879
Allowance for credit losses	(8,388)	(8,388)
Total carrying value	$209,903	$204,491

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	March 31, 2021			December 31, 2020
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$8,334	$162,122	$170,456	$8,334	$155,698	$164,032
Royalty purchases, net of credit loss allowance	3,683	35,764	39,447	3,863	36,596	40,459
Total carrying value	$12,017	$197,886	$209,903	$12,197	$192,294	$204,491

As of March 31, 2021, the Company had two finance receivables in nonaccrual status: (1) the term loan to B&D Dental Corporation (“B&D”), with a net carrying value of $8.3 million and (2) the Best royalty, with a net carrying value of $3.7 million. Although in nonaccrual status, the B&D term loan was not considered impaired as of March 31, 2021 and December 31, 2020. The Company collected $0.2 million on the Best royalty during the three months ended March 31, 2021, which was credited toward the royalty’s carrying value. The Company did not collect any cash on its nonaccrual royalties during the three months ended March 31, 2020. (Please see B&D, Best and Besivance below for further details regarding nonaccrual and impaired finance receivables).

B&D

On December 10, 2013, the Company entered into a five-year credit agreement to provide B&D a senior secured term loan with a principal amount of $6.0 million funded upon close, net of an arrangement fee of $60,000. The loan was scheduled to mature on December 10, 2018. Subsequently, the terms of the loan have been amended, and the Company has funded additional amounts to B&D. As of March 31, 2021, the total amount funded was $8.3 million. B&D is currently evaluating strategic options, including a potential sale of the business.

B&D is currently in default under the terms of the credit agreement, and as a result, the Company classified the loan to nonaccrual status as of September 30, 2015. During 2016 and 2018, the Company executed three additional amendments to the loan to advance an additional $0.7 million in order to directly pay critical vendors and protect the value of the collateral. The Company periodically obtains third-party valuations of B&D. As a result of the third-party valuations and facts and circumstances regarding B&D’s operations, including its intellectual property position, improved profitability and working capital position, the Company believes its collateral position is greater than the unpaid balance; thus, accrued interest has not been reversed nor has an allowance been recorded as of March 31, 2021.

Best

On October 31, 2018, ABT announced that it entered into an asset purchase agreement with Best, a wholly-owned subsidiary of Best Medical International, Inc., for aggregate consideration of (i) $500,000, paid over ten years in equal quarterly installments, plus (ii) a ten percent royalty on ABT’s net sales, including any commercialized improvements made to ABT’s technology, paid quarterly for the ten year period from closing pursuant to a royalty security agreement by and between Best and SWK Funding LLC, a wholly-owned subsidiary of the Company (“SWK Funding”). SWK Funding will receive 100 percent of the consideration. On November 8, 2018, the Bankruptcy Court approved the asset sale transaction, and the Company has no further funding liabilities.

During the year ended December 31, 2018, the Company re-evaluated its collateral position, considering the expected outcome of ABT’s Chapter 11 process, and as a result, the Company recognized an impairment expense of $5.3 million to write off the second lien term loan, as well as provision for credit losses of $5.0 million to reflect the Best royalty at its estimated fair value of $5.7 million.

During the year ended December 31, 2019, the Company re-evaluated the value of the Best royalty based on 2019 business trends, and as a result, the Company recognized a provision for credit losses of $1.6 million. The estimated fair value as of March 31, 2021 is $3.7 million.

Note 4. Investment in Tissue Regeneration Therapeutics, Inc.

On June 13, 2013, the Company purchased royalties from Tissue Regeneration Therapeutics, Inc. (“TRT”) related to its technology licenses in the family cord banking services sector for $2.0 million, and on October 20, 2014, funded an additional $1.25 million upon the achievement of royalty receipts-based milestones. During the quarter ended March 31, 2016, royalty payments from the primary U.S. licensee ended as a result of the licensee terminating a technology license. SWK and TRT continue to evaluate both options in regard to enforcing TRT’s intellectual property rights against this licensee, as well as seeking additional U.S. licensees.

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

As of March 31, 2021, the Company does not believe there is an impairment of the carrying value of the investment in TRT. The Company evaluated several factors in this determination, including input from intellectual property counsel regarding the strength of the related intellectual property, advancements with TRT’s intellectual property estate and technology license agreements generally, continued receipt of Canadian licensee royalty payments and a third party valuation of the Company’s investment in TRT. As of March 31, 2021, there were no adjustments to the carrying amount of $3.5 million.

Note 5. Marketable Investments

Investments in available-for-sale corporate debt securities and equity securities as of March 31, 2021 and December 31, 2020 consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Corporate debt securities	$223	$241
Equity securities	2,142	1,210
Total marketable investments	$2,365	$1,451

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale corporate debt securities as of March 31, 2021 and December 31, 2020, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
March 31, 2021	$223	$—	$—	$223

December 31, 2020	$241	$—	$—	$241

The following table presents unrealized net income (loss) on equity securities during the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Unrealized net income (loss) on equity securities reflected in the unaudited condensed consolidated statements of income (loss)	$932	$(890)

Note 6. Goodwill and Intangible Assets

Goodwill

There was no change in the carrying amount of goodwill from December 31, 2020 to March 31, 2021, and net book value remains at $8.4 million. The net book value of goodwill is solely related to the Enteris acquisition in 2019. As of March 31, 2021, the Company concluded that it is more likely than not that fair value of the reporting unit is greater than its carrying value, and goodwill is not considered to be impaired.

Intangible Assets

The following table summarizes the components of gross intangible assets, accumulated amortization and net intangible asset balances as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Licensing Agreement(1)	$29,400	$(17,925)	$11,475	$29,400	$(16,336)	$13,064
Patents	—	—	—	198	(153)	45
Trade names and trademarks	210	(34)	176	210	(29)	181
Customer relationships	240	(38)	202	240	(32)	208
	29,850	(17,997)	11,853	30,048	(16,550)	13,498
Deferred patent costs	—	—	—	119	—	119
Total intangible assets	$29,850	$(17,997)	$11,853	$30,167	$(16,550)	$13,617

(1)	Prior to the acquisition, Enteris entered into a non-exclusive commercial license agreement (the “License Agreement”) with Cara Therapeutics, Inc. (“Cara”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

Amortization expense related to intangible assets was $1.6 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively.

The estimated future amortization expense related to intangible assets as of March 31, 2021 is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2021	$1,965
2022	1,757
2023	1,757
2024	1,413
2025	1,069
2026 and thereafter	3,892
Total	$11,853

Note 7. Revolving Credit Facility

On June 29, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with State Bank and Trust Company as a lender and the administrative agent (“State Bank”) pursuant to which State Bank provides the Company with up to a $20.0 million revolving senior secured credit facility, which the Company can draw down and repay until maturity, subject to borrowing base eligibility.

The Loan Agreement accrues interest at the Daily LIBOR Rate, with a floor of 1.00 percent, plus a 3.25 percent margin and principal is repayable in full at maturity. Interest is generally required to be paid monthly in arrears. The Loan Agreement requires the payment of an unused line fee of 0.50 percent, which is recorded as interest expense. The Company paid $0.5 million in fees at closing, which have been capitalized as deferred financing costs and are being amortized on a straight-line basis over the term of the Loan Agreement.

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

During both the three months ended March 31, 2021 and 2020, the Company recognized $0.1 million of interest expense. As of March 31, 2021, $11.2 million was outstanding under the revolving credit facility, and $8.8 million was available for borrowing. The credit facility was paid off subsequent to quarter ended March 31, 2021, and $20.0 was available for borrowing as of May 10, 2021. The Loan Agreement matures on June 30, 2021; however, the Company has the option to extend the maturity date by 90 days. The Company continues to explore other options with respect to a new credit facility.

Note 8. Commitments and Contingencies

Contingent Consideration

The Company recorded contingent consideration related to the August 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement (please refer to Note 6 for further details on the License Agreement). Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. As of March 31, 2021, the estimated fair value of the contingent consideration was $16.9 million. The Company did not recognize a change in the estimated fair value of its contingent consideration for the three months ended March 31, 2021.

Unfunded Commitments

As of March 31, 2021, the Company’s unfunded commitments were as follows (in millions):

Sincerus Pharmaceuticals, Inc.	$1.9
Total unfunded commitments	$1.9

As of May 10, 2021, aggregate unfunded commitments increased to $3.9 million due to SWK Funding entering into a synthetic royalty agreement with Ideal Implant, Inc. (“Ideal”) on April 27, 2021 (please refer to Note 12 for further details on SWK Funding’s royalty agreement with Ideal). Unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time per the terms of the royalty purchase or credit agreements, and in the case of loan transactions, are only subject to being advanced as long as an event of default does not exist.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended March 31, 2021.

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

Contingent Consideration

The Company recorded contingent consideration related to the August 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement (please refer to Notes 6 and 8 for further details on the License Agreement and contingent consideration, respectively).

The fair value measurements of contingent consideration obligations arising from business combinations are classified as Level 3 estimates under the fair value hierarchy as these items have been valued using unobservable inputs. These inputs include: (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$3,255	$—	$—	$3,255
Marketable investments	2,365	2,142	—	223

Financial Liabilities:
Contingent consideration payable	$16,900	$—	$—	$16,900

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$2,972	$—	$—	$2,972
Marketable investments	1,451	1,210	—	241

Financial Liabilities:
Contingent consideration payable	$16,900	$—	$—	$16,900

The changes in fair value of the warrant assets during the three months ended March 31, 2021 were as follows (in thousands):

Fair value – December 31, 2020	$2,972
Issued	—
Canceled	—
Change in fair value	283
Fair value – March 31, 2021	$3,255

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

	March 31, 2021	December 31, 2020
Dividend rate range	—	—
Risk-free rate range	0.35% - 1.40%	0.17% to 0.65%
Expected life (years) range	3.3 - 7.1	3.6 to 7.4
Expected volatility range	64.3% - 187.9%	74.3% to 174.7%

As of March 31, 2021 and December 31, 2020, the Company had three royalties, Besivance®, Best, and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021	$7,268	$—	$—	$7,268

December 31, 2020	$7,937	$—	$—	$7,937

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2021 and December 31, 2020.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.

As of March 31, 2021 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$1,610	$1,610	$1,610	$—	$—
Finance receivables	209,903	209,903	—	—	209,903
Marketable investments	2,365	2,365	2,142	—	223
Warrant assets	3,255	3,255	—	—	3,255

Financial Liabilities
Contingent consideration payable	$16,900	$16,900	$—	$—	$16,900

As of December 31, 2020 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$3,008	$3,008	$3,008	$—	$—
Finance receivables	204,491	204,491	—	—	204,491
Marketable investments	1,451	1,451	1,210	—	241
Warrant assets	2,972	2,972	—	—	2,972

Financial Liabilities
Contingent consideration payable	$16,900	$16,900	$—	$—	$16,900

Note 10. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as the Company believes it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers. The following table provides the contract revenue recognized by revenue source for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Pharmaceutical Development Segment
License Agreement	$179	$98
Pharmaceutical Development and other	515	50
Total contract revenue	$694	$148

Contract Assets and Liabilities

The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied. The Company’s contract liabilities are presented as deferred revenues and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	March 31, 2021	December 31, 2020
Pharmaceutical Development Segment
Deferred revenue	$6	$350
Total contract liabilities	$6	$350

During the three months ended March 31, 2021, the Company recognized $0.3 million of 2020 deferred revenue from satisfaction of performance obligations. Please refer to Note 6 for further details on the Company’s License Agreement. The Company did not have any contract assets nor did it have any contract liabilities related to the License Agreement as of March 31, 2021 or December 31, 2020.

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

As described in Note 1, the Company has determined it has two reportable segments: Finance Receivables and Pharmaceutical Development, and each are individually managed and provide separate services. Revenues by segment represent revenues earned on the services offered within each segment.

Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income. Management uses this measure of income (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2021
Three Months Ended March 31, 2021	Finance Receivables	Pharmaceutical Development	Holding Company and Other	Consolidated
Revenue	$8,679	$198	$—	$8,877
Other revenue	—	496	—	496
Interest expense	145	—	—	145
Manufacturing, research and development	—	1,548	—	1,548
Depreciation and amortization expense	—	1,680	2	1,682
General and administrative	184	1,106	1,595	2,885
Other income, net	1,215	—	—	1,215
Provision for income taxes	—	—	939	939
Consolidated net income (loss)	9,565	(3,640)	(2,536)	3,389

	Three Months Ended March 31, 2020
Three Months Ended March 31, 2020	Finance Receivables	Pharmaceutical Development	Holding Company and Other	Consolidated
Revenue	$7,136	$148	$—	$7,284
Other revenue	—	18	—	18
Provision for credit losses and impairment	163	—	—	163
Interest expense	101	—	—	101
Manufacturing, research and development	—	1,150	—	1,150
Depreciation and amortization expense	—	3,502	3	3,505
General and administrative	512	1,047	1,481	3,040
Other expense, net	(2,697)	—	(53)	(2,750)
Provision for income taxes	—	—	1,253	1,253
Consolidated net income (loss)	3,663	(5,533)	(2,790)	(4,660)

Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

Note 12. Subsequent Events

Tenex Health, Inc.

On April 1, 2021, SWK Funding received $6.5 million for the payoff of the Tenex Health, Inc. term loan in connection with its sale. The proceeds included accrued interest, proceeds from the termination of the warrant, and exit fees.

Ideal Implant, Inc.

On April 27, 2021, SWK Funding closed a synthetic royalty purchase agreement with Ideal. SWK Funding paid $3.0 million at closing with another $2.0 available for borrowing should Ideal achieve certain milestones. In exchange, SWK Funding will receive royalties based on sales of implants.

Harrow Health, Inc.

On April 30, 2021, Harrow Health, Inc. repaid its term loan. SWK Funding received approximately $9.4 million at payoff for its portion of the term loan, which included accrued interest, prepayment and exit fees.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this report.

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

Please refer to Part II, Item 1A, Risk Factors, as well as the Risk Factors in our Annual Report, for additional information on risk factors related to the pandemic or other risks that could impact our business and results of operations.

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

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the three months ended March 31, 2021 (in thousands, except rate, share and per share data).

Royalty Purchases and Other Financings	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Contract Rate	Revenue Recognized
Beleodaq®	Oncology treatment		$7,600	$5,173	N/A	$465
Besivance®	Ophthalmic antibiotic	(1)	6,000	245	N/A	16
Best ABT, Inc.	Oncology diagnosis	(1), (2)	5,784	3,683	N/A	—
Coflex®/Kybella®/Zalviso®	Spinal stenosis/Submental fullness		4,350	4,345	N/A	155
Cambia®	NSAID migraine treatment	(1)	8,500	3,340	N/A	—
Forfivo XL®	Depressive disorder treatment		6,000	1,537	N/A	358
Iluvien®	Diabetic macular edema		16,501	16,588	N/A	589
Narcan®	Opioid overdose treatment		17,500	544	N/A	912
Secured Royalty Financing (Marketable Investment)	Women’s health	(1), (2)	3,000	223	11.5%	—
Tissue Regeneration Therapeutics	Umbilical cord banking	(2)	3,250	3,491	N/A	—
Ostomy products royalty	Ostomy products		3,900	3,992	N/A	—

Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Contract Rate	Revenue Recognized
4Web, Inc.	First Lien		06/03/23	$21,112	$22,021	14.9%	$843
Acerus Pharmaceuticals, Inc.	First Lien		10/11/23	8,250	8,038	12.0%	343
B&D Dental Corporation	First Lien	(2), (3)	12/10/18	8,365	8,334	14.0%	—
BIOLASE, Inc.	First Lien		11/09/23	14,300	14,213	12.3%	539
CeloNova BioSciences, Inc.	First Lien		07/31/21	3,812	4,009	12.5%	131
DxTerity Diagnostics, Inc.	First Lien		12/31/21	10,474	10,888	16.3%	509
Epica International, Inc.	First Lien		07/23/23	12,000	12,178	13.5%	403
eTon Pharmaceuticals, Inc.	First Lien		11/13/24	7,000	6,740	12.0%	252
Flowonix Medical, Inc.	First Lien		12/23/25	10,000	9,940	11.0%	312
Harrow Health, Inc.	First Lien	(4)	07/19/23	8,724	8,540	9.0% - 12.0%	293
Keystone Dental, Inc.	First Lien		11/14/22	15,000	15,392	11.5%	461
Misonix, Inc.	First Lien		06/30/23	30,096	29,981	10.0% - 12.3%	785
Sincerus Pharmaceuticals, Inc.	First Lien		03/19/26	7,100	7,058	13.0%	33
Tenex Health, Inc.	First Lien	(5)	06/30/21	6,042	6,397	13.0%	240
Thermedx, LLC	Sub Note		05/20/29	440	439	11.8%	12
Veru, Inc.	Synthetic Royalty		03/05/25	6,288	6,288	N/A	1,028

Common Stock	Footnote	No of Shares	GAAP Balance	Change in Fair Value
Misonix, Inc. Common Stock		109,353	$2,142	$932

Warrants to Purchase Stock	Footnote	Number of Shares	Exercise Price per Share	GAAP Balance	Change in Fair Value
4Web, Inc.		TBD	TBD	$—	$—
Acerus Pharmaceuticals, Inc.		7,764,004	0.053 CAD	324	110
B&D Dental Corporation	(2), (3)	225	0.01	—	—
BIOLASE, Inc.		550,977	0.39	459	231
CeloNova BioSciences, Inc.		TBD	0.01	—	—
DxTerity Diagnostics, Inc.		1,201,923	2.08	—	—
Epica International, Inc.		TBD	TBD	—	—
eTon Pharmaceuticals, Inc.		51,239	5.86	230	(70)
eTon Pharmaceuticals, Inc.		18,141	6.62	83	(25)
EyePoint Pharmaceuticals, Inc.		40,910	11.00	234	108
EyePoint Pharmaceuticals, Inc.		7,773	19.30	37	18
Flowonix Medical, Inc.		155,561	3.86	—	—
Harrow Health, Inc.	(4)	373,847	2.08	1,888	(89)
Tenex Health, Inc.	(5)	2,693,878	0.37	—	—

	Assets	Revenue Recognized
Total finance receivables	$209,903	$8,679
Total marketable investments	2,365	N/A
Investment in Tissue Regeneration Therapeutics	3,491	—
Fair value of warrant assets	3,255	N/A
Total assets/revenues	$219,014	$8,679

(1)	Investment considered impaired.

(2)	Investment on nonaccrual.

(3)	B&D is evaluating strategic alternatives for the business. The loan is currently in default.

(4)	The loan was paid off on April 30, 2021. Please see Part 1, Item 1, Financial Statements, Note 12 of the notes to the unaudited condensed consolidated financial statements for further details).

(5)	The loan was paid off on April 1, 2021. Please see Part 1, Item 1, Financial Statements, Note 12 of the notes to the unaudited condensed consolidated financial statements for further details).

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2021, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended March 31, 2021 and 2020 (in millions)

	Three Months Ended March 31,
	2021	2020	Change
Revenues	$9.4	$7.3	$2.1
Provision for credit losses and impairment expenses	—	0.2	(0.2)
Interest expense	0.1	0.1	—
Pharmaceutical manufacturing, research and development expense	1.5	1.2	0.3
Depreciation and amortization expense	1.7	3.5	(1.8)
General and administrative expense	2.9	3.0	(0.1)
Other income (expense), net	1.2	(2.8)	4.0
Provision for income taxes	0.9	1.3	(0.4)
Consolidated net income (loss)	3.4	(4.7)	8.1

Revenues

We generated revenues of $9.4 million and $7.3 million for the three months ended March 31, 2021 and 2020, respectively, which consisted of a $1.5 million increase in interest and fees earned on our finance receivables and a $0.5 million increase in revenues from our Pharmaceutical Development segment. The $1.5 million increase in revenue attributable to our Finance Receivables segment primarily consists of a $1.0 million net increase in royalty income and a $0.9 million increase in fees and interest earned on our finance receivables due to funding new and existing loans. The increase in revenue was partially offset by a $0.4 million decrease in interest and fees earned on finance receivables that were paid off or paid down since the second quarter of 2020.

Provision for Credit Losses and Impairment Expense

We did not recognize any credit loss provision or impairment expense during the three months ended March 31, 2021. We recognized impairment expense of $0.2 million on our available-for-sale debt security during the three months ended March 31, 2020.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense for both the three months ended March 31, 2021 and 2020 was $0.1 million.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense increased from $1.2 million for the three months ended March 31, 2020 to $1.5 million for three months ended March 31, 2021. The $0.3 million increase was primarily due to an increase in purchases of manufacturing materials.

Depreciation and Amortization

The $1.8 million decrease in depreciation and amortization expense for the three months ended March 31, 2021 primarily consists of a decrease in amortization expense related to the intangible assets of Enteris.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses decreased to $2.9 million for the three months ended March 31, 2021 from $3.0 million for the three months ended March 31, 2020, which was due to a $0.2 million decrease in professional fees, office and rent expense, partially offset by a $0.1 million increase in salaries, wages and benefits.

Other Income (Expense), Net

Other income, net for three months ended March 31, 2021 reflected a net fair market value gain of $0.3 million on our warrant derivatives and a net fair market value gain of $0.9 million on our Misonix common stock. Other expense, net for the three months ended March 31, 2020 reflected a net fair market value loss of $1.9 million on our warrant derivatives and a net fair market value loss of $0.9 million on our Misonix common stock.

Provision for Income Tax

During the three months ended March 31, 2021 and 2020, we recognized income tax expense of $0.9 million and $1.3 million, respectively, which represented effective tax rates of 21 percent and negative 37 percent, respectively. The provision for income taxes during interim reporting periods is calculated by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. The annual effective tax rate is adjusted for nondeductible expenses and other permanent differences, including changes in fair value on our warrant derivatives and equity securities, which resulted in a $0.4 million decrease in income tax expense during the three months ended March 31, 2021 when compared to the same period of the prior year.

Liquidity and Capital Resources

As of March 31, 2021, we had $1.6 million in cash and cash equivalents, compared to $3.0 million in cash and cash equivalents as of December 31, 2020. The primary driver of the $1.4 million decrease in our cash balance was $7.1 million of investment funding, net of deferred fees and origination expenses; $3.9 million of payments of accounts payable, payroll and benefits expense, including $0.3 million to purchase property and equipment for the expansion of the Enteris manufacturing facility; and $0.6 million of net borrowings and repayments on our credit facility. The decrease was partially offset by $10.4 million of interest, fees, principal and royalty payments received on our finance receivables.

Our ability to generate cash in the future depends primarily upon our success in implementing our Finance Receivables business model of generating income by providing capital to a broad range of life science companies, institutions and inventors, as well as the success of our Pharmaceutical Development segment. We generate income primarily from four sources:

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

As of March 31, 2021, our finance receivables portfolio contains $209.9 million of finance receivables, $2.4 million of marketable investments, and $3.5 million related to our investment in Tissue Regeneration Therapeutics, Inc. We expect these assets to generate positive cash flows in 2021. However, the COVID-19 pandemic has created substantial uncertainty in the global markets and economy; therefore, we will continue to monitor the short and long-term impact this may have on our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates with a LIBOR-based interest rate floor. Changes in interest rates, including LIBOR rates, may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

As of March 31, 2021, our Pharmaceutical Development segment did not have a material impact on our cash flow. We expect the Pharmaceutical Development segment to generate positive cash flow above its expenses from proceeds received under its license agreements and customer relationships; however, the timing of the receipt of payments under the license agreements is uncertain and dependent upon the success of our technology licensees’ pharmaceutical development candidates. Also, the COVID-19 pandemic has resulted in disruption and delays to pharmaceutical clinical trials in general and may impact the expected timing of our technology licensees’ ability to achieve milestones upon which we receive income pursuant to our license agreements.

Though we expect in the aggregate that the Company will generate positive cash flow in excess of our expenses, given the abrupt decline in global economic activity, and the uncertain recovery from such decline, caused by COVID-19, we cannot predict this with certainty.

We entered into a $20.0 million revolving credit facility in June 2018. As of March 31, 2021, $11.2 million was outstanding under the revolving credit facility, and $8.8 million was available for borrowing. The credit facility was paid off subsequent to quarter ended March 31, 2021, and $20.0 was available for borrowing as of May 10, 2021. The Loan Agreement matures on June 30, 2021; however, the Company has the option to extend the maturity date by 90 days. We continue to explore other options with respect to a new credit facility.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2021, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at March 31, 2021 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the three months ended March 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 31, 2021. Below are material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Our board of directors intends to form a strategic review committee to explore strategic alternatives.

On May 17, 2021, we issued a press release announcing the intention of our board of directors to form a strategic review committee to identify, review and explore strategic alternatives with a view to enhancing stockholder value.  We also announced the withdrawal of the previously-announced proposal submitted by funds affiliated with Carlson Capital, L.P. to acquire our loan and royalty assets.

Our board of directors has not made any decision to enter into any transaction at this time, and there can be no assurance that the exploration of strategic alternatives will result in any transaction being announced or agreed upon. We have not set a timetable for the exploration of strategic alternatives, and we do not intend to comment on the strategic process any further until our board of directors and the strategic committee have approved a specific transaction or as we otherwise determine to be appropriate or required by law.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 17, 2021.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)