Form 10-Q
period 2021-06-30
SWK Holdings Corp
filed 2021-08-16
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  YES   ☒  NO

As of August 11, 2021, there were 12,798,494 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended June 30, 2021

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

These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A, “Risk Factors,” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$6,619	$3,008
Interest and accounts receivable, net	2,639	1,911
Marketable investments	2,425	1,210
Other current assets	1,146	542
Total current assets	12,829	6,671

Finance receivables, net	202,968	204,491
Marketable investments	210	241
Cost method investment	3,491	3,491
Deferred tax asset, net	23,122	27,491
Warrant assets	3,864	2,972
Intangible assets, net	11,126	13,617
Goodwill	8,404	8,404
Property and equipment, net	5,716	5,211
Other non-current assets	1,093	1,312
Total assets	$272,823	$273,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,075	$3,652
Revolving credit facility	—	11,758
Total current liabilities	3,075	15,410

Contingent consideration payable	10,670	16,900
Other non-current liabilities	843	1,079
Total liabilities	14,588	33,389

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,798,547 and 12,792,586 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	4,431,288	4,430,924
Accumulated deficit	(4,173,066)	(4,190,425)
Total stockholders’ equity	258,235	240,512
Total liabilities and stockholders’ equity	$272,823	$273,901

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Finance receivables interest income, including fees	$11,805	$7,733	$20,484	$14,869
Pharmaceutical development	10,461	150	10,659	298
Other	—	20	496	38
Total revenues	22,266	7,903	31,639	15,205
Costs and expenses:
Impairment expense	—	—	—	163
Interest expense	94	163	239	264
Pharmaceutical manufacturing, research and development expense	1,542	1,008	3,090	2,158
Change in fair value of acquisition-related contingent consideration	(147)	1,790	(147)	1,790
Depreciation and amortization expense	811	3,443	2,493	6,948
General and administrative	3,360	2,648	6,245	5,688
Total costs and expenses	5,660	9,052	11,920	17,011
Other income (expense), net
Unrealized net gain (loss) on warrants	609	622	892	(1,238)
Unrealized net gain (loss) on equity securities	283	402	1,215	(488)
Income (loss) before income tax expense (benefit)	17,498	(125)	21,826	(3,532)
Income tax expense (benefit)	3,528	(1,001)	4,467	252
Consolidated net income (loss)	$13,970	$876	$17,359	$(3,784)
Net income (loss) per share
Basic	$1.09	$0.07	$1.36	$(0.29)
Diluted	$1.09	$0.07	$1.35	$(0.29)
Weighted Average Shares
Basic	12,796	12,905	12,794	12,909
Diluted	12,834	12,915	12,822	12,909

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Six Months Ended June 30, 2021
	Common Stock				Total
	Shares	Amounts	Additional Paid- In Capital	Accumulated Deficit	Stockholders’ Equity
Balances at December 31, 2020	12,792,586	$13	$4,430,924	$(4,190,425)	$240,512
Stock-based compensation	—	—	177	—	177
Issuance of common stock	3,021	—	—	—	—
Net income	—	—	—	3,389	3,389
Balances at March 31, 2021	12,795,607	13	4,431,101	(4,187,036)	244,078
Stock-based compensation	—	—	187	—	187
Issuance of common stock	2,940	—	—	—	—
Net income	—	—	—	13,970	13,970
Balances at June 30, 2021	12,798,547	$13	$4,431,288	$(4,173,066)	$258,235

	Six Months Ended June 30, 2020
	Common Stock				Total
	Shares	Amounts	Additional Paid- In Capital	Accumulated Deficit	Stockholders’ Equity
Balances at December 31, 2019	12,917,348	$13	$4,432,146	$(4,195,627)	$236,532
Stock-based compensation	—	—	187	—	187
Issuance of common stock	5,937	—	—	—	—
Repurchases of common stock in open market	(5,279)	—	(62)	—	(62)
Net loss	—	—	—	(4,660)	(4,660)
Balances at March 31, 2020	12,918,006	13	4,432,271	(4,200,287)	231,997
Stock-based compensation	—	—	183	—	183
Issuance of common stock in lieu of payment of employee cash bonuses	5,200	—	60	—	60
Issuance of common stock	4,569	—	—	—	—
Repurchases of common stock in open market	(78,537)	—	(1,033)	—	(1,033)
Net income	—	—	—	876	876
Balances at June 30, 2020	12,849,238	$13	$4,431,481	$(4,199,411)	$232,083

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Consolidated net income (loss)	$17,359	$(3,784)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment expense	—	163
Amortization of debt issuance costs	93	94
Deferred income taxes	4,369	252
Change in fair value of warrants	(892)	1,238
Change in fair value of equity securities	(1,215)	488
Change in fair value of acquisition-related contingent consideration	(147)	1,790
Loan discount amortization and fee accretion	(1,130)	(965)
Interest paid-in-kind	(26)	(1,745)
Stock-based compensation	364	370
Depreciation and amortization expense	2,493	6,948
Changes in operating assets and liabilities:
Interest and accounts receivable	(728)	553
Other assets	(477)	(1,157)
Accounts payable and other liabilities	(813)	889
Net cash provided by operating activities	19,250	5,134

Cash flows from investing activities:
Investment in finance receivables	(20,100)	(6,108)
Repayment of finance receivables	22,779	3,258
Corporate debt securities principal payment	31	33
Purchases of property and equipment	(671)	(1,486)
Other	163	(172)
Net cash provided by (used in) investing activities	2,202	(4,475)

Cash flows from financing activities:
Net (payments on) proceeds from credit facility	(11,758)	6,445
Payment of acquisition-related contingent consideration	(6,083)	—
Repurchases of common stock, including fees and expenses	—	(1,095)
Net cash (used in) provided by financing activities	(17,841)	5,350

Net increase in cash and cash equivalents	3,611	6,009
Cash and cash equivalents at beginning of period	3,008	11,158
Cash and cash equivalents at end of period	$6,619	$17,167

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of June 30, 2021, the Company had 35 employees.

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

As of August 11, 2021, the Company and its partners have executed transactions with 42 different parties under its specialty finance strategy, funding an aggregate $600.0 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

The Company owns interests in various partnerships and limited liability companies, or LLCs. The Company consolidates its investments in these partnerships or LLCs where the Company, as the general partner or managing member, exercises effective control, even though the Company’s ownership may be less than 50 percent, the related governing agreements provide the Company with broad powers, and the other parties do not participate in the management of the entities and do not effectively have the ability to remove the Company. The Company has reviewed each of the underlying agreements to determine if it has effective control. If circumstances change and it is determined this control does not exist, any such investment would be recorded using the equity method of accounting. Although this would change individual line items within the Company’s consolidated financial statements, it would have no effect on its operations and/or total stockholders’ equity attributable to the Company.

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

The following table shows the computation of basic and diluted net income (loss) per share for the following periods (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$13,970	$876	$17,359	$(3,784)

Denominator:
Weighted-average shares outstanding	12,796	12,905	12,794	12,909
Effect of dilutive securities	38	10	28	—
Weighted-average diluted shares	12,834	12,915	12,822	12,909

Basic net income (loss)	$1.09	$0.07	$1.36	$(0.29)
Diluted net income (loss) per share	$1.09	$0.07	$1.35	$(0.29)

For the three months ended June 30, 2021 and 2020, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 391,000 and 495,000, respectively, have been excluded from the calculation of diluted net income (loss) per share as all such securities were anti-dilutive. For the six months ended June 30, 2021 and 2020, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 401,000 and 483,000, respectively, have been excluded from the calculation of diluted net income (loss) per share as all such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of June 30, 2021 and December 31, 2020, the Company had a credit loss allowance of $8.4 million. Of the total $8.4 million, $1.2 million and $0.6 million are associated with the Company’s Cambia® and Besivance® royalties, respectively. The remaining $6.6 million is related to the ABT Molecular Imaging, Inc. (“ABT”), now known as Best ABT, Inc. (“Best”), second lien term loan that was recognized in order to reflect the Best royalty at its estimated fair value of $3.6 million.

The carrying values of finance receivables are as follows (in thousands):

Portfolio	June 30, 2021	December 31, 2020
Term loans	$160,980	$164,032
Royalty purchases	50,376	48,847
Total before allowance for credit losses	211,356	212,879
Allowance for credit losses	(8,388)	(8,388)
Total carrying value	$202,968	$204,491

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	June 30, 2021			December 31, 2020
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$8,334	$152,646	$160,980	$8,334	$155,698	$164,032
Royalty purchases, net of credit loss allowance	3,552	38,436	41,988	3,863	36,596	40,459
Total carrying value	$11,886	$191,082	$202,968	$12,197	$192,294	$204,491

As of June 30, 2021, the Company had two finance receivables in nonaccrual status: (1) the term loan to B&D Dental Corporation (“B&D”), with a net carrying value of $8.3 million and (2) the Best royalty, with a net carrying value of $3.6 million. Although in nonaccrual status, the B&D term loan was not considered impaired as of June 30, 2021 and December 31, 2020. The Company collected $0.3 million on the Best royalty during the six months ended June 30, 2021, which was credited toward the royalty’s carrying value.

Note 4. Marketable Investments

Investments in available-for-sale corporate debt securities and equity securities as of June 30, 2021 and December 31, 2020 consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Corporate debt securities	$210	$241
Equity securities	2,425	1,210
Total marketable investments	$2,635	$1,451

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale corporate debt securities as of June 30, 2021 and December 31, 2020, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
June 30, 2021	$210	$—	$—	$210

December 31, 2020	$241	$—	$—	$241

The following table presents unrealized net income (loss) on equity securities during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized net income (loss) on equity securities reflected in the unaudited condensed consolidated statements of income (loss)	$283	$402	$1,215	$(488)

Note 5. Goodwill and Intangible Assets

Goodwill

There was no change in the carrying amount of goodwill from December 31, 2020 to June 30, 2021, and net book value remains at $8.4 million. The net book value of goodwill is solely related to the Enteris acquisition in 2019.

Intangible Assets

The following table summarizes the gross book value, accumulated amortization and net book value balances of intangible assets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Licensing Agreement(1)	$29,400	$18,641	$10,759	$29,400	$16,336	$13,064
Patents	—	—	—	198	153	45
Trade names and trademarks	210	39	171	210	29	181
Customer relationships	240	44	196	240	32	208
	29,850	18,724	11,126	30,048	16,550	13,498
Deferred patent costs	—	—	—	119	—	119
Total intangible assets	$29,850	$18,724	$11,126	$30,167	$16,550	$13,617

(1)	Prior to the acquisition, Enteris entered into a non-exclusive commercial license agreement (the “License Agreement”) with Cara Therapeutics, Inc. (“Cara”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

Amortization expense related to intangible assets was $0.7 million and $3.3 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense related to intangible assets was $2.3 million and $6.8 million for the six months ended June 30, 2021 and 2020, respectively.

The estimated future amortization expense related to intangible assets as of June 30, 2021 is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2021	$1,239
2022	1,757
2023	1,757
2024	1,413
2025	1,069
2026 and thereafter	3,891
Total	$11,126

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

During the six months ended June 30, 2021 and 2020, the Company recognized $0.2 million and $0.3 million, respectively, of interest expense. As of June 30, 2021, no amount was outstanding under the revolving credit facility, and $20.0 million was available for borrowing. The Loan Agreement was amended on June 29, 2021 to extend the maturity date to September 27, 2021. Subsequent to quarter ended June 30, 2021, the Company paid a $16,750 amendment fee, which will be capitalized as a deferred financing cost that will be amortized on a straight line basis over the remaining term of the Loan Agreement. The Company continues to explore other options with respect to a new credit facility.

Note 7. Commitments and Contingencies

Contingent Consideration

The Company recorded contingent consideration related to the August 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. As of June 30, 2021 and December 31, 2020, the fair value of contingent consideration was $10.7 million and $16.9 million, respectively. During the six months ended June 30, 2021, the Company recognized $10.0 million of revenue related to the completion of a milestone under the License Agreement with Cara. During the six months ended June 30, 2021, the Company paid $6.1 million of such amount to the seller of Enteris, pursuant to the earnout provisions of the merger agreement. The Company also recognized a $0.1 million change in the estimated fair value of its contingent consideration during the six months ended June 30, 2021.

Unfunded Commitments

As of June 30, 2021, the Company’s unfunded commitments were as follows (in millions):

Trio Healthcare Ltd. Loan	$4.4
Ideal Implant, Inc.	2.0
Total unfunded commitments	$6.4

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the six months ended June 30, 2021.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$3,864	$—	$—	$3,864
Marketable investments	2,635	2,425	—	210

Financial Liabilities:
Contingent consideration payable	$10,670	$—	$—	$10,670

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$2,972	$—	$—	$2,972
Marketable investments	1,451	1,210	—	241

Financial Liabilities:
Contingent consideration payable	$16,900	$—	$—	$16,900

The changes in fair value of the warrant assets during the six months ended June 30, 2021 were as follows (in thousands):

Fair value – December 31, 2020	$2,972
Issued	—
Canceled	—
Change in fair value	892
Fair value – June 30, 2021	$3,864

The Company holds warrants issued to the Company in conjunction with certain term loan investments. These warrants meet the definition of a derivative and are included in the unaudited condensed consolidated balance sheets. The fair values for warrants outstanding, which do not have a readily determinable value, are measured using the Black-Scholes option pricing model.

The following ranges of assumptions were used in the models to determine fair value:

Schedule of weighted average assumptions

	June 30, 2021	December 31, 2020
Dividend rate range	—	—
Risk-free rate range	0.46% - 1.21%	0.17% to 0.65%
Expected life (years) range	3.1 - 6.9	3.6 to 7.4
Expected volatility range	64.6% - 150.8%	74.3% to 174.7%

As of June 30, 2021 and December 31, 2020, the Company had three royalties, Besivance®, Best, and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods.

The following table presents these royalties measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021	$6,716	$—	$—	$6,716

December 31, 2020	$7,937	$—	$—	$7,937

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2021 and December 31, 2020.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.

As of June 30, 2021 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$6,619	$6,619	$6,619	$—	$—
Finance receivables	202,968	202,968	—	—	202,968
Marketable investments	2,635	2,635	2,425	—	210
Warrant assets	3,864	3,864	—	—	3,864

Financial Liabilities
Contingent consideration payable	$10,670	$10,670	$—	$—	$10,670

As of December 31, 2020 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$3,008	$3,008	$3,008	$—	$—
Finance receivables	204,491	204,491	—	—	204,491
Marketable investments	1,451	1,451	1,210	—	241
Warrant assets	2,972	2,972	—	—	2,972

Financial Liabilities
Contingent consideration payable	$16,900	$16,900	$—	$—	$16,900

Note 9. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as the Company believes it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers.

The following table provides the contract revenue recognized by revenue source for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pharmaceutical Development Segment
License Agreement	$10,431	$126	$10,610	$224
Pharmaceutical Development and other	30	33	545	101
Total contract revenue	$10,461	$159	$11,155	$325

The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.

The Company’s contract liabilities are presented as deferred revenues and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	June 30, 2021	December 31, 2020
Pharmaceutical Development Segment
Deferred revenue	$224	$350
Total contract liabilities	$224	$350

During the six months ended June 30, 2021, the Company recognized $0.3 million of 2020 deferred revenue from satisfaction of performance obligations. The Company did not have any contract assets nor did it have any contract liabilities related to the License Agreement as of June 30, 2021 or December 31, 2020.

Note 10. Segment Information

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

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2021
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$11,805	$10,461	$—	$22,266
Interest expense	94	—	—	94
Manufacturing, research and development	—	1,542	—	1,542
Depreciation and amortization	—	809	2	811
Change in fair value of acquisition-related contingent consideration	—	(147)	—	(147)
General and administrative	950	983	1,427	3,360
Other income, net	892	—	—	892
Income tax expense	—	—	3,528	3,528
Consolidated net income (loss)	11,653	7,274	(4,957)	13,970

	Three Months Ended June 30, 2020
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$7,733	$150	$—	$7,883
Other revenue	10	9	1	20
Interest expense	163	—	—	163
Manufacturing, research and development	—	1,008	—	1,008
Depreciation and amortization	—	3,441	2	3,443
Change in fair value of acquisition-related contingent consideration	—	1,790	—	1,790
General and administrative	791	1,016	841	2,648
Other income, net	996	—	28	1,024
Income tax benefit	—	—	(1,001)	(1,001)
Consolidated net income (loss)	8,506	(7,094)	(535)	876

	Six Months Ended June 30, 2021
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$20,484	$10,659	$—	$31,143
Other revenue	—	496	—	496
Interest expense	239	—	—	239
Manufacturing, research and development	—	3,090	—	3,090
Depreciation and amortization	—	2,490	3	2,493
Change in fair value of acquisition-related contingent consideration	—	(147)	—	(147)
General and administrative	1,134	2,088	3,023	6,245
Other income, net	2,107	—	—	2,107
Income tax expense	—	—	4,467	4,467
Consolidated net income (loss)	21,218	3,634	(7,493)	17,359

	Six Months Ended June 30, 2020
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$14,869	$298	$—	$15,167
Other revenue	10	27	1	38
Provision for credit losses and impairment	163	—	—	163
Interest expense	264	—	—	264
Manufacturing, research and development	—	2,158	—	2,158
Depreciation and amortization	—	6,943	5	6,948
Change in fair value of acquisition-related contingent consideration	—	1,790	—	1,790
General and administrative	1,304	2,124	2,260	5,688
Other expense, net	(1,701)	—	(25)	(1,726)
Income tax expense	—	—	252	252
Consolidated net income (loss)	12,277	(12,688)	(3,373)	(3,784)

Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

Note 11. Subsequent Event

On August 11, 2021, the Board of Directors, upon the recommendation of its Compensation Committee, approved bonus agreements with certain selected employees of the Company. The bonus agreements provide for special bonuses in the event of the consummation of a strategic corporate transaction by the Company that occurs before April 1, 2022.

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

Overview

We have organized our operations into two segments: Finance Receivables and Pharmaceutical Development. These segments reflect the way the Company evaluates it business performance and manages its operations. Please refer to Item 1. Financial Statements, Note 10 of the notes to the unaudited condensed consolidated financial statements for further information regarding segment information.

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

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the three and six months ended June 30, 2021 (in thousands, except rate, share and per share data).

						Revenue Recognized
Royalty Purchases and Other Financings	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Contract Rate	YTD	Q2
Beleodaq®	Oncology treatment		$7,600	$5,098	N/A	$818	$353
Besivance®	Ophthalmic antibiotic	(1)	6,000	135	N/A	(1)	(17)
Best ABT, Inc.	Oncology diagnosis	(1), (2)	5,784	3,552	N/A	—	—
Coflex®/Kybella®/Zalviso®	Spinal stenosis/Submental fullness		4,350	4,283	N/A	310	155
Cambia®	NSAID migraine treatment	(1)	8,500	3,029	N/A	47	47
Forfivo XL®	Depressive disorder treatment		6,000	1,509	N/A	675	317
Ideal Implant, Inc.	Aesthetics		3,000	2,964	N/A	—	—
Iluvien®	Diabetic macular edema		16,501	16,588	N/A	1,172	583
Narcan®	Opioid overdose treatment		17,500	543	N/A	1,393	481
Secured Royalty Financing (Marketable Investment)	Women’s health	(1), (2)	3,000	210	11.5%	—	—
Tissue Regeneration Therapeutics, Inc.	Umbilical cord banking	(2)	3,250	3,491	N/A	—	—
Ostomy products royalty	Ostomy products		3,900	4,287	N/A	294	294

							Revenue Recognized
Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Contract Rate	YTD	Q2
4Web, Inc.	First Lien		06/03/23	$23,362	$24,426	13.8%	$1,717	$874
Acerus Pharmaceuticals, Inc.	First Lien		10/11/23	7,150	7,031	12.0%	670	327
B&D Dental Corporation	First Lien	(2), (3)	12/10/18	8,365	8,334	14.0%	—	—
BIOLASE, Inc.	First Lien		11/09/23	14,300	14,318	12.3%	1,087	548
CeloNova BioSciences, Inc.	First Lien	(4)	07/31/21	4,032	4,039	12.5%	267	136
DxTerity Diagnostics, Inc.	First Lien		12/31/21	6,974	7,561	16.3%	1,284	775
Epica International, Inc.	First Lien		07/23/23	12,000	12,255	13.5%	799	396
eTon Pharmaceuticals, Inc.	First Lien		11/13/24	7,000	6,799	12.0%	504	252
Flowonix Medical, Inc.	First Lien		12/23/25	10,000	9,979	11.0%	630	318
Harrow Health, Inc.	First Lien	(5)	07/19/23	—	—	9.0% - 12.0%	1,112	819
Keystone Dental, Inc.	First Lien		11/14/22	15,000	15,423	11.5%	928	467
Misonix, Inc.	First Lien		06/30/23	30,096	30,034	10.0% - 12.3%	1,579	794
Sincerus Pharmaceuticals, Inc.	First Lien		03/19/26	9,750	9,730	13.0%	321	288
Tenex Health, Inc.	First Lien	(5)	06/30/21	—	—	13.0%	349	109
Thermedx, LLC	Sub Note		05/20/29	453	453	11.8%	26	14
Trio Healthcare Ltd.	First Lien		07/01/26	5,100	5,014	12.5%	—	—
Veru, Inc.	Synthetic Royalty		03/05/25	5,584	5,584	N/A	4,503	3,475

				Change in Fair Value
Common Stock	Footnote	No of Shares	GAAP Balance	YTD	Q2
Misonix, Inc. Common Stock		109,353	$2,425	$1,215	$283
Sincerus Pharmaceuticals, Inc.		26,575	—	—	—

					Change in Fair Value
Warrants to Purchase Stock	Footnote	Number of Shares	Exercise Price per Share	GAAP Balance	YTD	Q2
4Web, Inc.		TBD	TBD	$—	$—	$—
Acerus Pharmaceuticals, Inc.		7,764,004	0.053 CAD	258	44	(66)
B&D Dental Corporation	(2), (3)	225	0.01	—	—	—
BIOLASE, Inc.		550,977	0.39	357	129	(102)
CeloNova BioSciences, Inc.		TBD	0.01	—	—	—
DxTerity Diagnostics, Inc.		2,019,231	2.08	—	—	—
Epica International, Inc.		TBD	TBD	—	—	—
eTon Pharmaceuticals, Inc.		51,239	5.86	180	(120)	(50)
eTon Pharmaceuticals, Inc.		18,141	6.62	64	(44)	(19)
EyePoint Pharmaceuticals, Inc.		40,910	11.00	190	64	(44)
EyePoint Pharmaceuticals, Inc.		7,773	19.30	29	10	(8)
Flowonix Medical, Inc.		155,561	3.86	—	—	—
Harrow Health, Inc.	(5)	373,847	2.08	2,786	809	898

		Income Recognized
	Assets	YTD	2Q 2021
Total finance receivables	$202,968	$20,484	$11,805
Total marketable investments	2,635	N/A	N/A
Cost method investment	3,491	N/A	N/A
Fair value of warrant assets	3,864	N/A	N/A
Total assets/revenues	$212,958	$20,484	$11,805

(1)	Investment considered impaired.

(2)	Investment on nonaccrual.

(3)	B&D is evaluating strategic alternatives for the business. The first lien loan is currently in default.

(4)	Maturity date was amended to December 31, 2021 in July 2021.

(5)	The loan was paid off during 2021.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2021, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended June 30, 2021 and 2020 (in millions)

	Three Months Ended June 30,
	2021	2020	Change
Revenues	$22.3	$7.9	$14.4
Interest expense	0.1	0.2	(0.1)
Pharmaceutical manufacturing, research and development expense	1.5	1.0	0.5
Change in fair value of acquisition-related contingent consideration	(0.1)	1.8	(1.9)
Depreciation and amortization expense	0.8	3.4	(2.6)
General and administrative expense	3.4	2.6	0.8
Other income, net	0.9	1.0	(0.1)
Income tax expense (benefit)	3.5	(1.0)	4.5
Consolidated net income	14.0	0.9	13.1

Revenues

We generated revenues of $22.3 million and $7.9 million for the three months ended June 30, 2021 and 2020, respectively, which consisted of a $4.1 million increase in interest and fees earned on our finance receivables and a $10.3 million increase in revenues from our Pharmaceutical Development segment. The increase in Pharmaceutical Development segment revenue included $10.0 million of milestone revenue related to Enteris’ license agreement with Cara. The $4.1 million increase in revenue attributable to our Finance Receivables segment primarily consists of a $2.9 million net increase in royalty income and a $1.8 million net increase in fees and interest earned on our finance receivables due to funding new and existing loans. The increase in revenue was partially offset by a $0.6 million decrease in interest and fees earned on finance receivables that were paid off or paid down since the second quarter of 2020.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense for both the three months ended June 30, 2021 and 2020 was $0.1 million $0.2 million, respectively.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense increased from $1.0 million for the three months ended 2020 to $1.5 million for the three months ended June 30, 2021. The $0.5 million increase was primarily due to an increase in manufacturing materials for pipeline projects and clinical trials.

Depreciation and Amortization

The $2.6 million decrease in depreciation and amortization expense for the three months ended June 30, 2021 primarily consists of a decrease in amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $3.4 million for the three months ended June 30, 2021 from $2.6 million for the three months ended 2020, which was due to a $0.3 million increase in professional fees, a $0.1 million increase in salaries and benefits expense, and a $0.2 increase in overall office and rent expense.

Other Income, Net

Other income, net for three months ended June 30, 2021 reflected a net fair market value gain of $0.6 million on our warrant derivatives and a net fair market value gain of $0.3 million on our Misonix common stock. Other income, net for the three months ended June 30, 2020 reflected a net fair market value gain of $0.6 million on our warrant derivatives and a net fair market value gain of $0.4 million on our Misonix common stock.

Income Tax Expense (Benefit)

During the three months ended June 30, 2021 and 2020, we recognized income tax expense of $3.5 million and income tax benefit of $1.0 million, respectively. The $4.5 million increase in income tax expense is a result of higher taxable income for the three months ended June 30, 2021 when compared to the same period of the prior year.

Comparison of the Six Months Ended June 30, 2021 and 2020 (in millions)

	Six Months Ended June 30,
	2021	2020	Change
Revenues	$31.6	$15.2	$16.4
Provision for credit losses and impairment expenses	—	0.2	(0.2)
Interest expense	0.2	0.3	(0.1)
Pharmaceutical manufacturing, research and development expense	3.1	2.2	0.9
Change in fair value of acquisition-related contingent consideration	(0.1)	1.8	(1.9)
Depreciation and amortization expense	2.5	6.9	(4.4)
General and administrative expense	6.2	5.7	0.5
Other income (expense), net	2.1	(1.7)	3.8
Income tax expense	4.5	0.3	4.2
Consolidated net income (loss)	17.4	(3.8)	21.2

Revenues

We generated revenues of $31.6 million and $15.2 million for the six months ended June 30, 2021 and 2020, respectively, which consisted of a $5.6 million increase in interest and fees earned on our finance receivables and a $10.8 million increase in revenues from our Pharmaceutical Development segment. The increase in Pharmaceutical Development segment revenue included $10.0 million of milestone revenue related to Enteris’ license agreement with Cara. The $5.6 million increase in revenue attributable to our Finance Receivables segment primarily consists of a $4.2 million net increase in royalty income and a $2.3 million net increase in fees and interest earned on our finance receivables due to funding new and existing loans. The increase in revenue was partially offset by a $0.9 million decrease in interest and fees earned on finance receivables that were paid off or paid down since the second quarter of 2020.

Provision for Credit Losses and Impairment Expense

We did not recognize any credit loss provision or impairment expense during the six months ended June 30, 2021. We recognized impairment expense of $0.2 million on our available-for-sale debt security during the six months ended June 30, 2020.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense for the six months ended June 30, 2021 and 2020 was $0.2 million and $0.3 million, respectively.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense increased from $2.2 million for the six months ended June 30, 2020 to $3.1 million for six months ended June 30, 2021. The $0.9 million increase was primarily due to an increase in manufacturing materials for pipeline projects and clinical trials.

Depreciation and Amortization

The $4.4 million decrease in depreciation and amortization expense for the six months ended June 30, 2021 primarily consists of a decrease in amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff, Board of Directors, legal and audit expenses, and corporate governance. General and administrative expenses increased to $6.2 million for the six months ended June 30, 2021 from $5.7 million for the six months ended June 30, 2020, which was due to a $0.2 million increase in salaries and benefits expense, a $0.2 million increase in professional fees, and a $0.2 million increase in board fees and overall office and rent expenses.

Other Income (Expense), Net

Other income, net for six months ended June 30, 2021 reflected a net fair market value gain of $0.9 million on our warrant derivatives and a net fair market value gain of $1.2 million on our Misonix common stock. Other expense, net for the six months ended June 30, 2020 reflected a net fair market value loss of $1.2 million on our warrant derivatives and a net fair market value loss of $0.5 million on our Misonix common stock.

Income Tax Expense

During the six months ended June 30, 2021 and 2020, we recognized income tax expense of $4.5 million and $0.3 million, respectively. The $4.2 million increase in income tax expense is a result of higher taxable income for the six months ended June 30, 2021 when compared to the same period of the prior year.

Liquidity and Capital Resources

As of June 30, 2021, we had $6.6 million in cash and cash equivalents, compared to $3.0 million in cash and cash equivalents as of December 31, 2020. The primary driver of the $3.6 million increase in our cash balance was $41.8 million of interest, fees, principal and royalty payments received on our finance receivables and a net $3.9 million of payments generated by our Pharmaceutical Development License Agreement with Cara ($10.0 million received from Cara less $6.1 million paid to the seller of Enteris, pursuant to the provisions of the merger agreement). The increase was partially offset by $19.5 million of investment funding, net of deferred fees and origination expenses; $11.3 million of payments of accounts payable, payroll and benefits expense, including $1.1 million for Enteris’ internal pipeline projects; and $11.8 million of net borrowings and repayments on our credit facility.

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

As of June 30, 2021, our finance receivables portfolio contains $203.0 million of finance receivables, $2.6 million of marketable investments, and $3.5 million related to our investment in Tissue Regeneration Therapeutics, Inc. In the aggregate, we expect these assets to generate positive cash flows in 2021. However, the COVID-19 pandemic has created substantial uncertainty in the global markets and economy; therefore, we will continue to monitor the short and long-term impact this may have on our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates with a LIBOR-based interest rate floor. Changes in interest rates, including LIBOR rates, may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

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

We entered into a $20.0 million revolving credit facility in June 2018. As of June 30, 2021, no amount was outstanding under the revolving credit facility, and $20.0 million was available for borrowing. The credit facility was amended on June 29, 2021 to extend the maturity date to September 27, 2021. We continue to explore other options with respect to a new credit facility.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the partner company defaults, and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Please refer to Item 1. Financial Statements, Note 7 of the notes to the unaudited condensed consolidated financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended June 30, 2021, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at June 30, 2021 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the six months ended June 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our board of directors has formed a strategic review committee to explore strategic alternatives.

On May 17, 2021, we issued a press release announcing the formation by of our board of directors of a strategic review committee to identify, review and explore strategic alternatives with a view to enhancing stockholder value. We also announced the withdrawal of the previously-announced proposal submitted by funds affiliated with Carlson Capital, L.P. to acquire our loan and royalty assets.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2021.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)