Form 10-Q
period 2021-09-30
SWK Holdings Corp
filed 2021-11-12
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 8, 2021, there were 12,809,438 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended September 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$18,639	$3,008
Interest and accounts receivable, net	2,254	1,911
Marketable investments	2,767	1,210
Other current assets	1,101	542
Total current assets	24,761	6,671

Finance receivables, net	196,141	204,491
Marketable investments	198	241
Cost method investment	3,491	3,491
Deferred tax assets, net	22,649	27,491
Warrant assets	3,650	2,972
Intangible assets, net	10,507	13,617
Goodwill	8,404	8,404
Property and equipment, net	5,791	5,211
Other non-current assets	1,029	1,312
Total assets	$276,621	$273,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,494	$3,652
Revolving credit facility	8	11,758
Total current liabilities	4,502	15,410

Contingent consideration payable	10,670	16,900
Other non-current liabilities	779	1,079
Total liabilities	15,951	33,389

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,801,313 and 12,792,586 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	13	13
Additional paid-in capital	4,431,480	4,430,924
Accumulated deficit	(4,170,823)	(4,190,425)
Total stockholders’ equity	260,670	240,512
Total liabilities and stockholders’ equity	$276,621	$273,901

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Finance receivables interest income, including fees	$9,373	$7,869	$29,857	$22,738
Pharmaceutical development	187	2,778	10,846	3,076
Other	—	—	496	9
Total revenues	9,560	10,647	41,199	25,823
Costs and expenses:
Impairment expense	—	—	—	163
Interest expense	53	101	292	365
Pharmaceutical manufacturing, research and development expense	2,487	1,182	5,577	3,311
Change in fair value of acquisition-related contingent consideration	—	174	(147)	1,964
Depreciation and amortization expense	812	2,681	3,305	9,629
General and administrative	3,580	2,527	9,825	8,215
Total costs and expenses	6,932	6,665	18,852	23,647
Other income (expense), net
Unrealized net (loss) gain on warrants	(214)	87	678	(1,151)
Unrealized net gain (loss) on equity securities	342	(178)	1,557	(666)
Income before income tax expense (benefit)	2,756	3,891	24,582	359
Income tax expense (benefit)	513	(451)	4,980	(199)
Consolidated net income	$2,243	$4,342	$19,602	$558
Net income per share
Basic	$0.18	$0.34	$1.53	$0.04
Diluted	$0.17	$0.34	$1.53	$0.04
Weighted Average Shares
Basic	12,798	12,905	12,796	12,891
Diluted	12,859	12,916	12,834	12,898

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Nine Months Ended September 30, 2021
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amounts	Paid-In Capital	Deficit	Equity
Balances at December 31, 2020	12,792,586	$13	$4,430,924	$(4,190,425)	$240,512
Stock-based compensation	—	—	177	—	177
Issuance of common stock	3,021	—	—	—	—
Net income	—	—	—	3,389	3,389
Balances at March 31, 2021	12,795,607	13	4,431,101	(4,187,036)	244,078
Stock-based compensation	—	—	187	—	187
Issuance of common stock	2,940	—	—	—	—
Net income	—	—	—	13,970	13,970
Balances at June 30, 2021	12,798,547	13	4,431,288	(4,173,066)	258,235
Stock-based compensation		—	192	—	192
Issuance of common stock	2,766	—	—	—	—
Net income	—	—	—	2,243	2,243
Balances at September 30, 2021	12,801,313	$13	$4,431,480	$(4,170,823)	$260,670

	Nine Months Ended September 30, 2020
	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amounts	Paid-In Capital	Deficit	Equity
Balances at December 31, 2019	12,917,348	$13	$4,432,146	$(4,195,627)	$236,532
Stock-based compensation	—	—	187	—	187
Issuance of common stock	5,937	—	—	—	—
Repurchases of common stock in open market	(5,279)	—	(62)	—	(62)
Net loss	—	—	—	(4,660)	(4,660)
Balances at March 31, 2020	12,918,006	13	4,432,271	(4,200,287)	231,997
Stock-based compensation	—	—	183	—	183
Issuance of common stock in lieu of payment of employee cash bonuses	5,200	—	60	—	60
Issuance of common stock	4,569	—	—	—	—
Repurchases of common stock in open market	(78,537)	—	(1,033)	—	(1,033)
Net income	—	—	—	876	876
Balances at June 30, 2020	12,849,238	$13	4,431,481	(4,199,411)	232,083
Stock-based compensation	—	—	179	—	179
Issuance of common stock	3,089	—	—	—	—
Repurchases of common stock in open market	(70,176)	—	(903)	—	(903)
Net income	—	—	—	4,342	4,342
Balances at September 30, 2020	12,782,151	$13	$4,430,757	$(4,195,069)	$235,701

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$19,602	$558
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment expense	—	163
Amortization of debt issuance costs	35	141
Deferred income taxes	4,842	(206)
Change in fair value of warrants	(678)	1,151
Change in fair value of equity securities	(1,557)	666
Change in fair value of acquisition-related contingent consideration	(147)	1,964
Loan discount amortization and fee accretion	(2,016)	(1,598)
Interest paid-in-kind	(698)	(2,369)
Stock-based compensation	556	549
Depreciation and amortization expense	3,305	9,629
Changes in operating assets and liabilities:
Interest and accounts receivable	(343)	(2,054)
Other assets	(371)	(819)
Accounts payable and other liabilities	542	1,434
Net cash provided by operating activities	23,072	9,209

Cash flows from investing activities:
Investment in finance receivables	(20,100)	(12,458)
Repayment of finance receivables	31,162	5,928
Corporate debt securities principal payment	43	49
Purchases of property and equipment	(877)	(2,354)
Other	164	(220)
Net cash provided by (used in) investing activities	10,392	(9,055)

Cash flows from financing activities:
Net (payments on) proceeds from credit facility	(11,750)	—
Payment of acquisition-related contingent consideration	(6,083)	—
Repurchases of common stock, including fees and expenses	—	(1,998)
Net cash used in financing activities	(17,833)	(1,998)

Net increase in cash and cash equivalents	15,631	(1,844)
Cash and cash equivalents at beginning of period	3,008	11,158
Cash and cash equivalents at end of period	$18,639	$9,314

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of September 30, 2021, the Company had 35 employees.

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

As of November 8, 2021, the Company and its partners have executed transactions with 42 different parties under its specialty finance strategy, funding an aggregate of $600.0 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. The amounts for prior periods have been reclassified to be consistent with current presentation and have no impact on previously reported total assets, total stockholders’ equity or net income.

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

The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$2,243	$4,342	$19,602	$558

Denominator:
Weighted-average shares outstanding	12,798	12,905	12,796	12,891
Effect of dilutive securities	61	11	38	7
Weighted-average diluted shares	12,859	12,916	12,834	12,898

Basic net income per share	$0.18	$0.34	$1.53	$0.04
Diluted net income per share	$0.17	$0.34	$1.53	$0.04

For the three months ended September 30, 2021 and 2020, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 367,000 and 409,000, respectively, have been excluded from the calculation of diluted net income per share as such securities were anti-dilutive. For the nine months ended September 30, 2021 and 2020, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 390,000 and 455,000, respectively, have been excluded from the calculation of diluted net income per share as such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of September 30, 2021 and December 31, 2020, the Company had a credit loss allowance of $8.4 million. Of the total $8.4 million, $1.2 million and $0.6 million are associated with the Company’s Cambia® and Besivance® royalties, respectively. The remaining $6.6 million is related to the ABT Molecular Imaging, Inc., now known as Best ABT, Inc. (“Best”), second lien term loan that was recognized in order to reflect the Best royalty at its estimated fair value.

The carrying values of finance receivables are as follows (in thousands):

Portfolio	September 30, 2021	December 31, 2020
Term loans	$149,874	$164,032
Royalty purchases	54,655	48,847
Total before allowance for credit losses	204,529	212,879
Allowance for credit losses	(8,388)	(8,388)
Total carrying value	$196,141	$204,491

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	September 30, 2021			December 31, 2020
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$8,334	$141,540	$149,874	$8,334	$155,698	$164,032
Royalty purchases, net of credit loss allowance	3,472	42,795	46,267	3,863	36,596	40,459
Total carrying value	$11,806	$184,335	$196,141	$12,197	$192,294	$204,491

As of September 30, 2021, the Company had two finance receivables in nonaccrual status: (1) the term loan to B&D Dental Corporation (“B&D”), with a net carrying value of $8.3 million and (2) the Best royalty, with a net carrying value of $3.5 million. Although in nonaccrual status, the B&D term loan was not considered impaired as of September 30, 2021 and December 31, 2020. The Company collected $0.4 million on the Best royalty during the nine months ended September 30, 2021, which was credited toward the royalty’s carrying value.

Note 4. Marketable Investments

Investments in available-for-sale corporate debt securities and equity securities as of September 30, 2021 and December 31, 2020 consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Corporate debt securities	$198	$241
Equity securities	2,767	1,210
Total marketable investments	$2,965	$1,451

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale corporate debt securities as of September 30, 2021 and December 31, 2020, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
September 30, 2021	$198	$—	$—	$198

December 31, 2020	$241	$—	$—	$241

The following table presents unrealized net income (loss) on equity securities during the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized net income (loss) on equity securities reflected in the unaudited condensed consolidated statements of income	$342	$(178)	$1,557	$(666)

Note 5. Goodwill and Intangible Assets

Goodwill

There was no change in the carrying amount of goodwill from December 31, 2020 to September 30, 2021, and net book value remains at $8.4 million. The net book value of goodwill is solely related to the Enteris acquisition in 2019.

Intangible Assets

The following table summarizes the gross book value, accumulated amortization and net book value balances of intangible assets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Licensing Agreement(1)	$29,400	$19,249	$10,151	$29,400	$16,336	$13,064
Patents	—	—	—	198	153	45
Trade names and trademarks	210	44	166	210	29	181
Customer relationships	240	50	190	240	32	208
	29,850	19,343	10,507	30,048	16,550	13,498
Deferred patent costs	—	—	—	119	—	119
Total intangible assets	$29,850	$19,343	$10,507	$30,167	$16,550	$13,617

(1)	Prior to the acquisition, Enteris entered into a non-exclusive commercial license agreement (the “License Agreement”) with Cara Therapeutics, Inc. (“Cara”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

Amortization expense related to intangible assets was $0.6 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense related to intangible assets was $2.9 million and $9.4 million for the nine months ended September 30, 2021 and 2020, respectively.

The estimated future amortization expense related to intangible assets as of September 30, 2021 is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2021	$548
2022	1,828
2023	1,757
2024	1,413
2025	1,069
2026 and thereafter	3,892
Total	$10,507

Note 6. Revolving Credit Facility

On September 27, 2021, the Company entered into the Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Cadence Bank, N.A. as a lender and the administrative agent. Pursuant to the Third Amendment, the Loan and Security Agreement dated as of June 29, 2018 (“Loan Agreement”) was amended to extend the Loan Agreement Termination Date to September 30, 2022 and increase the Loan Agreement Commitment to $22.0 million. The Loan Agreement requires the payment of an unused line fee of 0.50 percent and also provides for quarterly minimum fee income of $60,000 less the aggregate interest and unused line fees paid during the immediately preceding quarter. Unused line fees and minimum fee income are recorded as interest expense.

The Loan Agreement accrues interest at the Daily LIBOR Rate, with a floor of 1.00 percent, plus a 3.25 percent margin and principal is repayable in full at maturity. Interest is generally required to be paid monthly in arrears. In connection with the Third Amendment, the Company paid a $50,000 amendment fee, which was capitalized as deferred financing costs and is being amortized on a straight-line basis over the remaining term of the Loan Agreement.

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

During the nine months ended September 30, 2021 and 2020, the Company recognized $0.3 million and $0.4 million, respectively, of interest expense. As of September 30, 2021, approximately $8,000 was outstanding under the revolving credit facility, and approximately $22.0 million was available for borrowing.

Note 7. Commitments and Contingencies

Contingent Consideration

The Company recorded contingent consideration related to the August 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. As of September 30, 2021 and December 31, 2020, the fair value of contingent consideration was $10.7 million and $16.9 million, respectively. During the nine months ended September 30, 2021, the Company recognized $10.0 million of revenue related to the completion of a milestone under the License Agreement with Cara. During the nine months ended September 30, 2021, the Company paid $6.1 million of such amount to the seller of Enteris, pursuant to the earnout provisions of the merger agreement. The Company also recognized a $0.1 million change in the estimated fair value of its contingent consideration during the nine months ended September 30, 2021.

Unfunded Commitments

As of September 30, 2021, the Company’s unfunded commitments were as follows (in millions):

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the nine months ended September 30, 2021.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$3,650	$—	$—	$3,650
Marketable investments	2,965	2,767	—	198

Financial Liabilities:
Contingent consideration payable	$10,670	$—	$—	$10,670

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Warrant assets	$2,972	$—	$—	$2,972
Marketable investments	1,451	1,210	—	241

Financial Liabilities:
Contingent consideration payable	$16,900	$—	$—	$16,900

The changes in fair value of the warrant assets during the nine months ended September 30, 2021 were as follows (in thousands):

Fair value – December 31, 2020	$2,972
Issued	—
Canceled	—
Change in fair value	678
Fair value – September 30, 2021	$3,650

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

	September 30, 2021	December 31, 2020
Dividend rate range	—	—
Risk-free rate range	0.53% to 1.32%	0.17% to 0.65%
Expected life (years) range	2.8 to 6.6	3.6 to 7.4
Expected volatility range	61.3% to 157.9%	74.3% to 174.7%

As of September 30, 2021 and December 31, 2020, the Company had three royalties, Besivance®, Best, and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021	$6,109	$—	$—	$6,109

December 31, 2020	$7,937	$—	$—	$7,937

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2021 and December 31, 2020.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.

As of September 30, 2021 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$18,639	$18,639	$18,639	$—	$—
Finance receivables	196,141	196,141	—	—	196,141
Marketable investments	2,965	2,965	2,767	—	198
Warrant assets	3,650	3,650	—	—	3,650

Financial Liabilities
Contingent consideration payable	$10,670	$10,670	$—	$—	$10,670

As of December 31, 2020 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$3,008	$3,008	$3,008	$—	$—
Finance receivables	204,491	204,491	—	—	204,491
Marketable investments	1,451	1,451	1,210	—	241
Warrant assets	2,972	2,972	—	—	2,972

Financial Liabilities
Contingent consideration payable	$16,900	$16,900	$—	$—	$16,900

Note 9. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as the Company believes it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers.

The following table provides the contract revenue recognized by revenue source for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pharmaceutical Development Segment
License Agreement	$176	$2,768	$10,786	$2,992
Pharmaceutical Development and other	11	10	556	84
Total contract revenue	$187	$2,778	$11,342	$3,076

The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.

The Company’s contract liabilities are presented as deferred revenues and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	September 30, 2021	December 31, 2020
Pharmaceutical Development Segment
Deferred revenue	$226	$350
Total contract liabilities	$226	$350

During the nine months ended September 30, 2021, the Company recognized $0.3 million of 2020 deferred revenue from satisfaction of performance obligations. The Company did not have any contract assets nor did it have any contract liabilities related to the License Agreement as of September 30, 2021 or December 31, 2020.

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

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2021
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$9,373	$187	$—	$9,560
Interest expense	53	—	—	53
Manufacturing, research and development	—	2,487	—	2,487
Depreciation and amortization	—	810	2	812
General and administrative	90	999	2,491	3,580
Other income, net	128	—	—	128
Income tax expense	—	—	513	513
Consolidated net income (loss)	9,358	(4,109)	(3,006)	2,243

	Three Months Ended September 30, 2020
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$7,869	$2,778	$—	$10,647
Interest expense	101	—	—	101
Manufacturing, research and development	—	1,182	—	1,182
Depreciation and amortization	—	2,678	3	2,681
Change in fair value of acquisition-related contingent consideration	—	174	—	174
General and administrative	127	1,044	1,356	2,527
Other (expense) income, net	(192)	—	101	(91)
Income tax benefit	—	—	(451)	(451)
Consolidated net income (loss)	7,449	(2,300)	(807)	4,342

	Nine Months Ended September 30, 2021
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$29,857	$10,846	$—	$40,703
Other revenue	—	496	—	496
Interest expense	292	—	—	292
Manufacturing, research and development	—	5,577	—	5,577
Depreciation and amortization	—	3,300	5	3,305
Change in fair value of acquisition-related contingent consideration	—	(147)	—	(147)
General and administrative	2,034	3,088	4,703	9,825
Other income, net	2,235	—	—	2,235
Income tax expense	—	—	4,980	4,980
Consolidated net income (loss)	29,766	(476)	(9,688)	19,602

	Nine Months Ended September 30, 2020
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$22,737	$3,076	$1	$25,814
Other revenue	9	—	—	9
Provision for credit losses and impairment	163	—	—	163
Interest expense	365	—	—	365
Manufacturing, research and development	—	3,311	—	3,311
Depreciation and amortization	—	9,621	8	9,629
Change in fair value of acquisition-related contingent consideration	—	1,964	—	1,964
General and administrative	1,429	3,167	3,619	8,215
Other (expense) income, net	(1,893)	—	76	(1,817)
Income tax benefit	—	—	(199)	(199)
Consolidated net income (loss)	18,897	(14,987)	(3,351)	558

Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

Note 11. Subsequent Events

Thermedx LLC

On October 22, 2021, SWK Funding received $0.5 million for the payoff of the Thermedx LLC term loan. The proceeds included accrued interest and interest paid-in-kind.

Misonix, Inc.

On October 29, 2021, Misonix, Inc. (“Misonix”) was acquired by Bioventus, Inc. (“Bioventus”). Upon closing of the transaction, SWK Funding received $31.6 million for the payoff of the Misonix term loan. The proceeds included accrued interest, prepayment and exit fees. The Company also tendered its Misonix common stock and received $1.9 million in cash and 71,361 shares of Bioventus common stock valued at $1.2 million at the date of transaction.

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

Strategic Plan to Focus on Core Specialty Finance Business

On May 17, 2021, we issued a press release announcing the formation by our Board of Directors (“Board”) of a Strategic Review Committee (“SRC”) to identify, review and explore strategic alternatives with a view to enhancing stockholder value. With its advisors, the SRC completed a comprehensive review of strategic alternatives for each segment of the Company. On November 1, 2021, we issued a press release announcing that the Board approved a streamlined go-forward business plan and has begun implementing several new measures in light of our current governance structure. The goal of these measures is to improve our strategic focus, growth profile, and capital allocation. The Board believes these measures will allow us to generate long-term value for stockholders.

Environmental, Social and Governance

As overseers of risk and stewards of long-term enterprise value, our management and Board play a vital role in assessing, identifying and understanding the potential impact and related risks of environmental, social and governance (“ESG”) issues on the organization’s operating model. Our Board and management are committed to identifying those ESG issues most likely to impact business operations and growth by focusing our investment strategy around supporting innovative, growth-oriented companies in the life sciences industry that maximize both social and investment value.

Among the ESG issues we support within the Company, we are committed to recruiting, motivating and developing a diversity of talent. We promote and foster a company culture where every voice is welcome, heard and respected, regardless of age, gender, race, religion, sexual orientation, physical conditions, cultural background or country of origin.

The nature of our business supports environmental sustainability by being mindful of products we and our partners use in our businesses. We promote recycling to reduce landfill, and we offer our employees a hybrid work model, which allows employees the flexibility to work remotely, thereby reducing the carbon output from commuting in cars or buses.

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

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the three and nine months ended September 30, 2021 (in thousands, except rate, share and per share data).

Royalty Purchases and Other Financings	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Contract Rate	Revenue Recognized
						YTD	Q3
Beleodaq®	Oncology treatment		$7,600	$5,059	N/A	$1,274	$456
Besivance®	Ophthalmic antibiotic	(3)	6,000	—	N/A	(26)	(25)
Best ABT, Inc.	Oncology diagnosis	(1), (2)	5,784	3,472	N/A	—	—
Coflex®/Kybella®/Zalviso®	Spinal stenosis/Submental fullness		4,350	4,160	N/A	465	155
Cambia®	NSAID migraine treatment	(1)	8,500	2,637	N/A	(9)	(56)
Forfivo XL®	Depressive disorder treatment		6,000	1,490	N/A	982	307
Ideal Implant, Inc.	Aesthetics		3,000	3,097	N/A	203	203
Iluvien®	Diabetic macular edema		16,501	16,205	N/A	1,813	641
Narcan®	Opioid overdose treatment		17,500	539	N/A	2,423	1,030
Ostomy products royalty	Ostomy products		3,900	4,443	N/A	450	156
Secured Royalty Financing (Marketable Investment)	Women’s health	(1), (2)	3,000	198	11.5%	—	—
Tissue Regeneration Therapeutics	Umbilical cord banking	(2)	3,250	3,491	N/A	—	—
Veru, Inc.	Synthetic Royalty	(4)	5,166	5,165	N/A	5,914	1,411

			Maturity Date		GAAP Balance	Contract Rate	Revenue Recognized
Term Loans	Type	Footnote		Principal			YTD	Q3
4Web, Inc.	First Lien		06/03/23	$24,929	$25,358	12.8%	$2,700	$983
Acerus Pharmaceuticals, Inc.	First Lien		10/11/23	6,550	6,519	12.0%	968	298
B&D Dental Corporation	First Lien	(2), (5)	12/10/18	8,365	8,334	14.0%	—	—
BIOLASE, Inc.	First Lien		11/09/23	14,300	14,428	12.3%	1,645	558
CeloNova BioSciences, Inc.	First Lien	(6)	12/31/21	2,054	2,058	12.5%	360	93
DxTerity Diagnostics, Inc.	First Lien	(7)	11/30/21	2,474	3,217	13.3%	1,624	340
Epica International, Inc.	First Lien		07/23/23	12,000	12,336	13.5%	1,202	403
eTon Pharmaceuticals, Inc.	First Lien		11/13/24	7,000	6,862	12.0%	761	257
Flowonix Medical, Inc.	First Lien		12/23/25	10,000	9,954	11.0%	961	331
Harrow Health, Inc.	First Lien	(3)	07/19/23	—	—	9.0% - 12.0%	1,112	—
Keystone Dental, Inc.	First Lien		11/14/22	15,000	15,455	11.5%	1,401	473
Misonix, Inc.	First Lien	(8)	06/30/23	30,096	30,089	10.0% - 12.3%	2,384	805
Sincerus Pharmaceuticals, Inc.	First Lien		03/19/26	9,750	9,765	13.0%	681	360
Tenex Health, Inc.	First Lien	(3)	06/30/21	—	—	13.0%	349	—
Thermedx, LLC	Sub Note	(9)	05/20/29	466	466	11.8%	40	14
Trio Healthcare Ltd.	First Lien		07/01/26	5,100	5,033	12.5%	180	180

		No of	GAAP	Change in Fair Value
Common Stock	Footnote	Shares	Balance	YTD	Q3
Misonix, Inc. Common Stock	(8)	109,353	$2,767	$1,557	$342
Sincerus Pharmaceuticals, Inc.		26,575	—	—	—

	Number of	Exercise Price	GAAP	Change in Fair Value
Warrants to Purchase Stock	Shares	per Share	Balance	YTD	Q3
4Web, Inc.	TBD	TBD	$—	$—	$—
Acerus Pharmaceuticals, Inc.	7,764,004	0.05 CAD	196	(18)	(62)
B&D Dental Corporation	225	0.01	—	—	—
BIOLASE, Inc.	550,977	0.39	322	94	(35)
CeloNova BioSciences, Inc.	TBD	0.01	—	—	—
DxTerity Diagnostics, Inc.	2,019,231	2.08	—	—	—
Epica International, Inc.	TBD	TBD	—	—	—
eTon Pharmaceuticals, Inc.	51,239	5.86	126	(175)	(55)
eTon Pharmaceuticals, Inc.	18,141	6.62	45	(63)	(19)
EyePoint Pharmaceuticals, Inc.	40,910	11.00	224	99	35
EyePoint Pharmaceuticals, Inc.	7,773	19.30	34	15	5
Flowonix Medical, Inc.	155,561	3.86	—	—	—
Harrow Health, Inc.	373,847	2.08	2,703	726	(83)

		Income Recognized
	Assets	YTD	Q3 2021
Total finance receivables	$196,141	$29,857	$9,373
Total marketable investments	2,965	N/A	N/A
Cost method investment	3,491	N/A	N/A
Fair value of warrant assets	3,650	N/A	N/A
Total assets/revenues	$206,247	$29,857	$9,373

(1)	Investment considered impaired.
(2)	Investment on nonaccrual.
(3)	The loan/royalty was paid off during 2021.
(4)	The return premium pursuant to the credit agreement was reached, and the residual royalty agreement commenced during the third quarter.
(5)	B&D is evaluating strategic alternatives for the business. The first lien loan is currently in default.
(6)	Maturity date was amended to December 31, 2021 in July 2021.
(7)	Maturity date was amended to November 30, 2021 in June 2021.
(8)	On October 29, 2021, Misonix was acquired by Bioventus. Upon closing of the transaction, the Misonix term loan was paid off. We also tendered our Misonix common stock and received $1.9 million in cash and 71,361 shares of Bioventus common stock.
(9)	The loan was paid off on October 22, 2021.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2021, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended September 30, 2021 and 2020 (in millions)

	Three Months Ended September 30,
	2021	2020	Change
Revenues	$9.6	$10.6	$(1.0)
Interest expense	0.1	0.1	—
Pharmaceutical manufacturing, research and development expense	2.5	1.2	1.3
Change in fair value of acquisition-related contingent consideration	—	0.2	(0.2)
Depreciation and amortization expense	0.8	2.7	(1.9)
General and administrative expense	3.6	2.5	1.1
Other income (expense), net	0.1	(0.1)	0.2
Income tax expense (benefit)	0.5	(0.5)	1.0
Consolidated net income	2.2	4.3	(2.1)

Revenues

Revenues decreased to $9.6 million for the three months ended September 30, 2021 from $10.6 million for the three months ended September 30, 2020. The decrease was primarily the result of a $2.6 million decrease in revenues from our Pharmaceutical Development segment, partially offset by a $1.5 million increase in interest and fees earned on our finance receivables. The decrease in Pharmaceutical Development segment revenue was primarily the result of $2.5 million of non-recurring milestone revenue received in 2020 related to Enteris’ license agreement with Cara. The $1.5 million increase in revenue attributable to our Finance Receivables segment primarily consists of a $1.4 million net increase in royalty income and a $1.1 million increase in fees and interest earned on our finance receivables due to funding new and existing loans. The increase in revenue was partially offset by a $1.0 million decrease in interest and fees earned on finance receivables that were paid off or paid down since the third quarter of 2020.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense for both the three months ended September 30, 2021 and 2020 was $0.1 million, respectively.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense increased from $1.2 million for the three months ended 2020 to $2.5 million for the three months ended September 30, 2021. The $1.3 million increase was primarily due to an increase in manufacturing materials for pipeline projects and clinical trials.

Change in Fair Value of Acquisition-Related Contingent Consideration

We did not recognize any change in fair value of acquisition-related contingent consideration during the three months ended September 30, 2021, and a $0.2 million remeasurement adjustment was made during the three months ended September 30, 2020. Please refer to Part I, Item I, Financial Statements, Note 7 of the notes to the unaudited condensed consolidated financial statements for further information regarding acquisition-related contingent consideration.

Depreciation and Amortization

The $1.9 million decrease in depreciation and amortization expense for the three months ended September 30, 2021 primarily consists of a decrease in amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff and Board, legal and audit expenses, and corporate governance expenses. General and administrative expenses increased to $3.6 million for the three months ended September 30, 2021 from $2.5 million for the three months ended 2020. The $1.1 million increase was primarily due to a $1.0 million increase in expenses incurred in connection with the SRC’s efforts to identify, review and explore strategic alternatives for the Company; such expenses primarily consist of legal and financial consulting fees, as well as Board compensation.

Other Income (expense), Net

Other income (expense), net for three months ended September 30, 2021 reflected a net fair market value loss of $0.2 million on our warrant derivatives and a net fair market value gain of $0.3 million on our Misonix common stock. Other income (expense), net for the three months ended September 30, 2020 reflected a net fair market value gain of $0.1 million on our warrant derivatives and a net fair market value loss of $0.2 million on our Misonix common stock.

Income Tax Expense (Benefit)

During the three months ended September 30, 2021 and 2020, we recognized income tax expense of $0.5 million and income tax benefit of $0.5 million, respectively. The $1.0 million increase in income tax expense is a result of higher taxable income for the three months ended September 30, 2021 when compared to the same period of the prior year.

Comparison of the Nine Months Ended September 30, 2021 and 2020 (in millions)

	Nine Months Ended September 30,
	2021	2020	Change
Revenues	$41.2	$25.8	$15.4
Provision for credit losses and impairment expenses	—	0.2	(0.2)
Interest expense	0.3	0.4	(0.1)
Pharmaceutical manufacturing, research and development expense	5.6	3.3	2.3
Change in fair value of acquisition-related contingent consideration	(0.1)	2.0	(2.1)
Depreciation and amortization expense	3.3	9.6	(6.3)
General and administrative expense	9.8	8.2	1.6
Other income (expense), net	2.2	(1.8)	4.0
Income tax expense (benefit)	5.0	(0.2)	5.2
Consolidated net income	19.6	0.6	19.0

Revenues

We generated revenues of $41.2 million and $25.8 million for the nine months ended September 30, 2021 and 2020, respectively. The $15.4 million increase consisted primarily of a $6.9 million increase in interest and fees earned on our finance receivables and a $8.2 million increase in revenues from our Pharmaceutical Development segment. The increase in Pharmaceutical Development segment revenue included milestone revenue related to Enteris’ license agreement with Cara. The $6.9 million increase in revenue attributable to our Finance Receivables segment was the result of a $5.1 million net increase in royalty income and a $2.8 million increase in fees and interest earned on our finance receivables due to funding new and existing loans. The increase in revenue was partially offset by a $1.0 million decrease in interest and fees earned on finance receivables that were paid off or paid down since the third quarter of 2020.

Provision for Credit Losses and Impairment Expense

We did not recognize any credit loss provision or impairment expense during the nine months ended September 30, 2021. We recognized impairment expense of $0.2 million on our available-for-sale debt security during the nine months ended September 30, 2020.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense for the nine months ended September 30, 2021 and 2020 was $0.3 million and $0.4 million, respectively.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense increased from $3.3 million for the nine months ended September 30, 2020 to $5.6 million for nine months ended September 30, 2021. The $2.3 million increase was primarily due to an increase in manufacturing materials for pipeline projects and clinical trials.

Change in Fair Value of Acquisition-Related Contingent Consideration

We recognized a $0.1 million change in fair value of acquisition-related contingent consideration during the nine months ended September 30, 2021, and a $2.0 million remeasurement adjustment was made during the three months ended September 30, 2020. Please refer to Part I, Item I, Financial Statements, Note 7 of the notes to the unaudited condensed consolidated financial statements for further information regarding acquisition-related contingent consideration.

Depreciation and Amortization

The $6.3 million decrease in depreciation and amortization expense for the nine months ended September 30, 2021 primarily consists of a decrease in amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff and Board, legal and audit expenses, and corporate governance expenses. General and administrative expenses increased to $9.8 million for the nine months ended September 30, 2021 from $8.2 million for the nine months ended September 30, 2020. The $1.6 million increase was primarily due to a $1.4 million increase in expenses incurred in connection with the SRC’s efforts to identify, review and explore strategic alternatives for the Company; such expenses primarily consist of legal and financial consulting fees, as well as Board compensation. The increase also included a $0.2 million increase in salaries and benefits expense, as well as a $0.3 million increase in overall office, insurance and rent expense. The increase was partially offset by a $0.2 million decrease in other professional fees.

Other Income (Expense), Net

Other income, net for nine months ended September 30, 2021 reflected a net fair market value gain of $0.7 million on our warrant derivatives and a net fair market value gain of $1.6 million on our Misonix common stock. Other expense, net for the nine months ended September 30, 2020 reflected a net fair market value loss of $1.2 million on our warrant derivatives and a net fair market value loss of $0.7 million on our Misonix common stock.

Income Tax Expense

During the nine months ended September 30, 2021 and 2020, we recognized income tax expense of $5.0 million and tax benefit of $0.2 million, respectively. The $5.2 million increase in income tax expense is a result of higher taxable income for the nine months ended September 30, 2021 when compared to the same period of the prior year.

Liquidity and Capital Resources

As of September 30, 2021, we had $18.6 million in cash and cash equivalents, compared to $3.0 million in cash and cash equivalents as of December 31, 2020. The primary driver of the $15.6 million increase in our cash balance was $58.3 million of interest, fees, principal and royalty payments received on our finance receivables and a net $5.0 million of payments generated by our Pharmaceutical Development segment (the net $5.0 million includes a $10.0 million payment related to the completion of a milestone under the License Agreement less $6.1 million paid to the seller of Enteris, pursuant to the provisions of the merger agreement). The increase was partially offset by $19.8 million of investment funding, net of deferred fees and origination expenses; $16.0 million of accounts payable, payroll and benefits expense, including $3.2 million for Enteris’ internal pipeline projects; and $11.8 million of net borrowings and repayments on our credit facility.

Subsequent to September 30, 2021, we received $35.7 million of interest, fees and principal payments on our finance receivables, including $32.1 million for the payoff of two term loans (please refer to Part I. Financial Information, Item 1. Financial Statements, Note 11 of the notes to the unaudited condensed consolidated financial statements for further details). As of November 8, 2021, we had $56.8 million in cash and cash equivalents.

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

As of September 30, 2021, our finance receivables portfolio contains $196.1 million of finance receivables, $3.0 million of marketable investments, and $3.5 million related to our cost method investment. In the aggregate, we expect these assets to generate positive cash flows in 2021. However, the COVID-19 pandemic has created substantial uncertainty in the global markets and economy; therefore, we will continue to monitor the short and long-term impact this may have on our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates with a LIBOR-based interest rate floor. Changes in interest rates, including LIBOR rates, may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

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

We entered into a $20.0 million revolving credit facility in June 2018. The credit facility was amended on September 27, 2021 to extend the termination date to September 30, 2022 and to increase the credit facility commitment to $22.0 million. We continue to explore other options with respect to a new credit facility. As of September 30, 2021, approximately $22.0 million was available for borrowing under the credit facility.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the nine months ended September 30, 2021, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at September 30, 2021 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the nine months ended September 30, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 31, 2021. There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2021.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
31