Form 10-K
period 2021-12-31
SWK Holdings Corp
filed 2022-03-25
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $60,761,663 based on the June 30, 2021, closing price of the Registrant’s Common Stock on such date as reported on The Nasdaq Stock Market of $17.55 per share.

On March 21, 2022, the Registrant had outstanding approximately 12,829,336 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders	PART III

SWK Holdings Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2021

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

We fill a niche that we believe is underserved in the sub-$50 million transaction size market. Since many of our competitors that provide longer term, non-traditional debt and/or royalty-related financing options have much greater financial resources than us, they tend not to focus on transaction sizes below $50 million, as it is generally inefficient for them to do so. In addition, we do not believe that a sufficient number of other companies offer similar types of long-term financing options to fill the demand of the sub-$50 million market. As such, we believe we face less competition from such investors in transactions that are less than $50 million.

As of March 21, 2022, and since inception of the strategy, we and our partners have executed transactions with 43 different parties under our specialty finance strategy, funding an aggregate of approximately $619.7 million in various financial products across the life science sector. Our portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Pharmaceutical Development Segment

On August 26, 2019, we commenced our Pharmaceutical Development segment with the acquisition of Enteris BioPharma, Inc. (“Enteris”). Enteris is a clinical stage biopharmaceutical company offering innovative formulation solutions built around its proprietary oral drug delivery technologies, the Peptelligence® platform. Since its founding in 2013, Enteris has advanced multiple internal and external programs leveraging Peptelligence®, which enables the oral delivery of molecules that are typically injected, such as BCS Class II, III, and IV peptides and small molecules, in an enteric-coated tablet formulation. Peptelligence® utilizes a unique multifaceted approach to increase the solubility and absorption of peptides and small molecules, addressing the complex challenges regarding solubility and permeability of therapeutics with low oral bioavailability. Peptelligence® is protected by an extensive patent estate, some of which extends until 2036.

Our Pharmaceutical Development segment strategy is to utilize the technology platform to create a wholly-owned portfolio of milestone and royalty income by out-licensing our technology in two ways. First, we intend to continue to out-license our Peptelligence® technology to pharmaceutical companies to create novel and important oral therapeutic treatments for a wide variety of indications. Second, we intend to out-license to pharmaceutical companies assets from our internal product pipeline of off-patent previously approved drug compounds with which we seek to create novel formulations using our proprietary technology to develop treatments that have meaningful therapeutic benefits for patients and caregivers. We also seek to generate income by providing customers pharmaceutical development, formulation and manufacturing services with the ultimate goal of generating new licensing and partnership agreements.

Peptelligence® is the subject of several active external development programs, including an oral formulation of Cara Therapeutics, Inc.’s (“Cara”) KORSUVA™, a potent peripheral kappa opioid receptor agonist for pruritus, currently progressing towards Phase III clinical development.

Our internal product pipeline consists of Ovarest®, an oral leuprolide tablet being evaluated for its potential to treat an endocrine disease, and a novel product to treat a condition of the central nervous system.

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

Governmental Regulation

For additional information concerning the effect of existing or probable government regulation on our business, see Item 1A., Risk Factors.

Employees

As of December 31, 2021, we had 35 employees, all of whom are full-time.  None of our employees are represented by a labor union, and we consider our employee relations to be good.

Additional Information

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act’’), with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.

Our internet site is http://www.swkhold.com. We will make available free of charge through our website in the “Investor Relations - SEC Filings” section our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also, posted on our website in the “Investor Relations - Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Governance and Nominating Committee as well as our Code of Ethics and Insider Trading Policy governing our directors, officers and employees. Information on or accessible through our website is not a part of, and is not incorporated into, this report.

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

Most of the assets of our Finance Receivables segment are, and are expected to continue to be, royalty streams or debt backed by royalty streams or revenue interests paid by small and middle-market businesses, which are highly speculative and involve a high degree of risk of credit loss. In addition, we own royalties or invest in debt backed by royalties or revenue interests that are derived by products that are early in their commercial launch, face intense competition or are subject to other risks, which similarly involve a high degree of risk of principal loss. If the underlying products do not generate anticipated revenues, we may suffer a loss of our investment.

In addition, the small and middle-market companies which we target to advance debt are subject to a number of other significant risks, including:

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

Many of our Finance Receivables segment’s existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more or fuller relationships with potential business partners than us. Furthermore, many of our competitors are not subject to the maintenance of an exception or exemption from regulation as an investment company, which may allow them more flexibility in advancing capital to companies we may also target, such as advancing debt capital that is not repaid by royalty streams or revenue interests. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of existing and increasing competition and our competitors’ ability to provide a total financing package solution, inclusive of both debt and equity capital, we may not be able to take advantage of attractive business opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our business objectives.

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

Health crises, such as COVID-19, and disruptions in the global supply chain may have a material adverse impact on our partner companies.

COVID-19 has impacted, and may continue to impact, the ability of our borrowers and the marketers of products upon which we derive our royalty income to raise capital in order to fund and conduct their operations during the pandemic. In certain situations, disruptions to our partner companies, including as a result of global supply chain disruptions, has impaired their ability to fulfill their obligations to us and resulted in defaults in obligations to us. As a result, we have entered into amendments with certain of our borrowers in order to cure defaults. Continuing impacts of the pandemic and supply chain disruptions could continue to increase the risk of delinquencies, defaults, declining collateral values associated with our existing loans, and impairments or losses on our loans. Any such impairment could increase our credit risk and adversely affect the assets and results of operations of our Finance Receivables segment.

Economic recessions or downturns could impair the ability of our partner companies to repay loans, which, in turn, could increase our non-performing assets, decrease the value of our assets, reduce our volume of new loans and have a material adverse effect on our results of operations.

General economic conditions may affect our activities and the operation and value of the assets of our Finance Receivables segment. Economic slowdowns or recessions may result in a decrease of institutional equity investment, which would limit our lending opportunities. Furthermore, many of our partner companies are susceptible to economic or industry centric slowdowns or recessions and may be unable to repay our debt investments during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions may also decrease the value of collateral securing some of our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a material decrease in revenues, net income and assets. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

A partner company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the partner company’s ability to meet its obligations under the loans that we hold. We may incur expenses to the extent necessary to recover our investment upon default or to negotiate new terms with a defaulting partner company. These events could harm our financial condition and operating results.

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

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, some of which are beyond our control, including, but not limited to, the interest rate payable on the debt assets that we acquire, the default rate on such assets, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, changes in our partner composition, the degree to which we encounter competition in our markets, market volatility in our publicly traded securities and the securities of our partner companies, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods. In addition, any of these factors could negatively impact our ability to achieve our business objectives, which may cause the market price of our common stock to decline.

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

Our Finance Receivables segment’s total investment in companies may be significant, individually or in the aggregate. A consequence of our limited number of assets in our Finance Receivables segment is that the aggregate returns we realize may be significantly adversely affected if one or more of our significant partner company investments perform poorly or if we need to write down the value of any one significant investment, which may be more severe than if we had made smaller investments in more companies. Our financial results could be materially adversely affected if these partner companies or any of our other significant partner companies encounter financial difficulty and fail to repay their obligations or to perform as expected.

Our allowance for credit losses may prove inadequate.

The quality of our debt receivables depends on the credit-worthiness of our borrowers and their ability to fulfill their obligations to us. We maintain an allowance for credit losses on specific finance receivables to provide for credit defaults and non-performance. The amount of our allowance reflects management’s judgment of losses inherent in the portfolio. However, the economic environment is dynamic, and our portfolio credit quality could decline in the future.

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

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in term loans we extend to partner companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. Most of our term loan agreements with partner companies contain a stated minimum value for LIBOR. As of December 31, 2021, all of the term loans with our partner companies utilized LIBOR, including a stated minimum of LIBOR, as a reference rate.

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

Fluctuations in the price of our publicly traded equity holdings and the price at which we sell such holdings may affect the price of our common stock.

Our Finance Receivables segment generally holds equity interests in companies that are publicly traded. Fluctuations in the market prices of our publicly traded equity holdings may affect the price of our common stock. Historically, the market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance.

In addition, we may be unable to sell our holdings of public equities at then-quoted market prices. The trading volume and public float of the common stock of a publicly traded partner company may be small relative to our holdings. As a result, any significant open-market divestiture by us of our holdings in such a partner company, if possible at all, would likely have a material adverse effect on the market price of its common stock and on our proceeds from such a divestiture. Also, registration and other requirements under applicable securities laws and contractual restrictions also may adversely affect our ability to dispose of our partner company holdings on a timely basis.

Our financial condition and results of operations will depend on our ability to manage future growth of our Finance Receivables segment effectively.

Our ability to achieve our business objectives depends on our ability to grow, which depends, in turn, on our Finance Receivables segment’s ability to continue to identify, analyze and invest in royalties and/or debt backed by royalties or revenue interests that meet our investment criteria. Accomplishing this result on a cost-effective basis is largely a function of our structuring of transactions and our access to financing on acceptable terms. As we continue to grow, we will need to continue to hire, train, supervise and manage new employees. Failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Business and Structure

Our ability to use NOL carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited, and our future cash tax liability may increase.

As of December 31, 2021, we had NOL carryforwards for U.S. federal income tax purposes of $154.1 million. The U.S. federal NOL carryforwards, if not offset against future income, will expire by 2037. We may recognize additional NOLs in the future. In order to utilize the NOLs, the Company must generate taxable income that can offset such carryforwards.

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

Accordingly, the extent to which we undergo an ownership change limiting the availability of our NOLs depends in part on actions taken by our large shareholders. Furthermore, our largest shareholders are investment funds affiliated with Carlson. Most investors in these funds are third parties, unaffiliated with either us or Carlson. Subscription or redemption activity by such investors is generally outside of our or Carlson’s control; however, resulting changes in the ownership of these funds may contribute to, or result in, a determination that an “ownership change” has occurred. As a result, even though we have a stockholder rights agreement (the “Rights Agreement”) that is intended to protect the NOLs, whether or not an ownership change occurs is not entirely within our control.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation would be derived by multiplying the fair market value of the Company’s common stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 1.46 percent for February 2022. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

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

As of December 31, 2021, we had $42.9 million of cash and cash equivalents plus $22.0 million available to be borrowed under our credit facility. On September 27, 2021, the Company entered into the Third Amendment to Loan and Security Agreement (the “Third Amendment”) with Cadence Bank, N.A. as a lender and the administrative agent. Pursuant to the Third Amendment, the Loan and Security Agreement dated as of June 29, 2018 (“Loan Agreement”) was amended to extend the Loan Agreement Termination Date to September 30, 2022 and increase the Loan Agreement Commitment to $22.0 million. We have limited capital to execute our business strategy and have obtained debt financing to fund future growth and obtain funds which may be made available for investments. If we are unable to enter into new debt or equity financing arrangements on commercially reasonable terms, our liquidity may be reduced significantly, and as a result, our ability to implement and grow our business strategy could be materially impacted.

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

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”). The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, if our common stock does not continue to trade on Nasdaq or another national securities exchange. Nasdaq maintains certain minimum continued listing standards. If we are not able to continue to satisfy the continued listing standards, or qualify for an exemption to such standards, then we could be subject non-compliance status or de-listing.

The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results and other events or factors. In addition, the U.S. stock markets have from time to time experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities.

Funds affiliated with Carlson can control or exert significant influence over our management and policies through their ownership of a large amount of our common stock.

As of December 31, 2021, funds affiliated with Carlson owned in the aggregate 70.8 percent of our combined issued and outstanding common stock and unvested restricted stock. Due to the large percentage of ownership by funds affiliated with Carlson, including Double Black Diamond Offshore Ltd. (“Double Black”), they have the ability to control or exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or other significant transaction. The investment objectives of Carlson and its affiliates may from time to time be different than or conflict with those of our other stockholders.

In addition, pursuant to the terms of a Stockholders’ Agreement entered into on August 18, 2014 (the “Stockholders’ Agreement”), funds affiliated with Carlson have the right to approve specific transactions, including the incurrence of indebtedness over specified amounts, the sale of assets over specified amounts, declaration of dividends, loans, capital contributions to or investments in any third party over specified amounts, changes in the size of the board of directors, changes in our chief executive officer and repurchases of common stock.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant stockholders including funds associated with Carlson. Funds associated with Carlson own an aggregate of 70.8 percent (9,093,766 common shares). Pursuant to the Stockholders’ Agreement and a Registration Rights Agreement entered into on September 6, 2013, we filed a Registration Statement on Form S-3 with the SEC on February 3, 2020, which became effective on February 19, 2020, to register all of the common stock owned by funds associated with Carlson for sale freely in the public market from time to time.

The market price of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

We have adopted provisions in our certificate of incorporation and bylaws, and have entered into the Rights Agreement, which could delay or prevent an acquisition of the Company.

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

Additionally, the Rights Agreement is intended to protect our ability to utilize our NOL carryforwards and make it difficult for a third party to acquire a significant number of shares of our common stock.

Our certificate of incorporation and bylaws include provisions that may deter an unsolicited offer to purchase us. These provisions, coupled with the provisions of the Delaware General Corporation Law, may delay or impede a merger, tender offer or proxy contest. In addition, directors are only removable by the affirmative vote of holder of at least two-thirds of all classes of voting stock. These factors may further delay or prevent a change of control of the Company.

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

Any of these factors could materially and adversely affect the operations of a partner company, which in turn, would impair our ability to timely collect principal and interest payments owed to us or decrease our royalty-related income.

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

Third parties have and may assert infringement or other intellectual property claims against our partner companies based on their patents or other intellectual property rights. Although we are not aware that any of our partner companies’ products might infringe any third party’s patents, they may have to pay substantial damages, possibly including treble damages, if it is ultimately determined that they do. They may have to obtain a license to sell their products if it is determined that their products infringe on another person’s intellectual property. Our partner companies might be prohibited from selling their products before they obtain a license, which, if available at all, may require them to pay substantial royalties. Even if infringement claims against our partner companies are without merit, defending these types of lawsuits takes significant time, is expensive and may divert management attention from other business concerns.

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

Our partner companies marketing pharmaceutical products, as well as the value of our pharmaceutical royalties, are subject to risks associated with the pricing for prescription drugs. It is uncertain whether pharmaceutical products customers generally will continue to utilize established prescription drug pricing methods, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Legislation may lead to changes in the pricing for Medicare and Medicaid programs. Regulators have conducted investigations into the use of prescription drug pricing methods for federal program payment, and whether such methods have inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating payment of certain drugs by the Medicare and Medicaid programs. We cannot predict the ultimate content, timing or effect of any such legislation or executive action or the impact of potential legislation or executive action on us. Any changes to the method for calculating prescription drug costs may reduce the revenues of our partner companies operating in the pharmaceutical industry, which could in turn impair their ability to timely make any principal and interest payments owed to us. Additionally, any such changes to pharmaceutical product reimbursement similarly could reduce the revenues of the pharmaceutical products from which we receive royalties.

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

Enteris and its licensees may not be successful in their efforts to gain regulatory approval for any of their product candidates and, if approved, the approval may not be on a timely basis.

Even if Enteris or any of its licensees are successful in their development efforts, they may not be able to obtain the necessary regulatory approval for their product candidates. The FDA must approve the commercial manufacture and sale of pharmaceutical products in the United States. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. None of Enteris nor any of its partners’ products have been approved for sale in the United States, and they may never receive the approvals necessary for commercialization. Additional human testing must be conducted on our partners’ product candidates before they can be approved for commercial sale and such testing requires the investment of significant resources. Any delay in receiving, or failure to receive, these approvals would adversely affect Enteris’ ability to generate product revenues.

Current and future legislation may increase the difficulty and cost for Enteris or its partners to obtain marketing approval of and the commercialization of their product candidates. This could affect the timing as well as the amount of royalty income Enteris may earn as a result.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for Enteris’ or its partners’ product candidates, restrict or regulate post-approval activities and affect our partners’ ability to profitably sell their product candidates. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We do not know whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations of the FDA, or comparable foreign authorities, will be changed, or what the impact of such changes on the marketing approvals of our partners’ product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject our partners to more stringent product labeling and post-marketing testing and other requirements.

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

Enteris has filed applications for U.S. patents relating to proprietary formulation and manufacturing technology that Enteris has invented in the course of its research. Enteris’ most important U.S. manufacturing and drug delivery patents are scheduled to expire from 2024 to 2036, although Enteris has applications pending that could extend that protection. As of December 31, 2021, seventeen U.S. patents have issued and other applications are pending. Enteris has also made patent application filings in selected foreign countries and fifty-five foreign patents have issued with other applications pending. Enteris faces the risk that any of its pending applications will not be issued as patents. In addition, Enteris’ patents may be found to be invalid or unenforceable. Enteris’ business also is subject to the risk that its issued patents will not provide Enteris with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent Enteris is unable to protect its patents and patent applications, or similar or superior technologies are developed, our investment in our technologies may not yield the benefits that we expect.

If Enteris encounters issues with its suppliers or if its licensees encounter issues with their contract manufacturers, Enteris may need to qualify alternative manufacturers or suppliers, which could impair Enteris’ and its licensees’ ability to sufficiently and timely manufacture and supply pharmaceutical products.

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

Any business interruptions resulting from geopolitical actions, including war and terrorism, adverse public health developments such as COVID-19, or natural disasters including earthquakes, typhoons, floods and fires, and Enteris’ or its licensees’ inability to identify and validate alternate suppliers and contract manufacturers, could further affect supply chains. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality.

Any unanticipated disruption caused by problems with suppliers could delay shipment of any of Enteris’ or its licensees’ drug candidates or drug products, which could increase Enteris’ or its licensees’ cost of goods sold or result in lost or decreased sales, royalties or milestone payments to Enteris.

Enteris’ production facilities have been impacted by COVID-19 and global supply chain constraints, and any future impacts might adversely affect its operations and financial condition.

Enteris experienced a reduction in its productivity as well as delays in receiving some of its needed supplies as a direct result of COVID-19 and the impact it had on key vendors and the global supply chain. Enteris could experience similar delays in the future due to the impact of governmental restrictions and other impacts of COVID-19 on its vendors, and on the success of efforts to reduce constraints and delays in the global supply chain. Any further reductions or delays may result in business disruption and reduced revenues, any of which could materially affect our business, financial condition and results of operations.

We are continuously monitoring our own operations and intend to continue to take appropriate actions to mitigate the risks arising from the COVID-19 pandemic and global supply chain constraints, but there can be no assurances that we will be successful in doing so. We are taking precautions to protect the safety and well-being of Enteris’ employees, including enhancing our standard operating procedures at Enteris to provide for additional cleaning and hygiene measures, social distancing, as well as following guidelines provided by the Centers for Disease Control and Prevention and the State of New Jersey. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate. To the extent we are able to obtain information about and maintain communications with our customers, suppliers, vendors and other business partners, we will seek to minimize disruptions to our Pharmaceutical Development segment’s supply chain, although we cannot provide assurances that we will be successful.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since January 22, 2020, our common stock has been listed on the Nasdaq Capital Market, under the symbol “SWKH.”

Holders of Record

There were approximately 136 stockholders of record of our common stock as of February 15, 2022. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On June 15, 2021, the Board authorized a share repurchase program under which the Company is authorized to repurchase up to $5.0 million of the Company’s outstanding shares of common stock, or approximately 312,500 common shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities and Exchange Act. The share repurchase program expired on March 15, 2022. No shares were repurchased under the share repurchase program during the year ended December 31, 2021.

ITEM 6. RESERVED

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

Strategic Plan to Focus on Core Specialty Finance Business

On May 17, 2021, we announced that our Board of Directors (“Board”) formed a Strategic Review Committee (“SRC”) to identify, review and explore strategic alternatives with a view to enhancing stockholder value. With its advisors, the SRC completed a comprehensive review of strategic alternatives for each segment of the Company. On November 1, 2021, we announced that the Board approved a streamlined go-forward business plan and has begun implementing several new measures in light of our current governance structure. The goal of these measures is to improve our strategic focus, growth profile, and capital allocation. The Board believes these measures will allow us to generate long-term value for stockholders.

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

Overview

We have organized our operations into two segments: Finance Receivables and Pharmaceutical Development. These segments reflect the way we evaluate our business performance and manage our operations. Please refer to Part I, Item 1, Business and Part II, Item 8, Financial Statements, Notes 1 and 11 of the notes to the consolidated financial statements for further information regarding segment information.

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding transactions as of, and for the year ended, December 31, 2021 (in thousands, except rate, share and per share data):

Royalty Purchases	Licensed Technology	Footnote	Funded Amount	GAAP Balance	2021 Income (Loss) Recognized	Active Investment as of 12/31/21
Beleodaq®	Oncology treatment		$7,600	$4,859	$1,561	Yes
Besivance®	Ophthalmic antibiotic	(3)	6,000	—	(16)	Yes
Best ABT, Inc.	Oncology diagnosis	(1), (2)	5,784	3,362	—	Yes
Coflex®/Kybella®/Zalviso®	Spinal stenosis/submental fullness		4,350	4,150	595	Yes
Cambia®	NSAID migraine treatment	(1)	8,500	2,250	(107)	Yes
Forfivo XL®	Depressive disorder treatment		6,000	1,462	1,334	Yes
Ideal Implant, Inc.	Aesthetics		3,000	3,156	337	Yes
Iluvien®	Diabetic macular edema		16,501	16,137	2,373	Yes
Narcan®	Opioid overdose treatment		17,500	529	3,975	Yes
Ostomy Products Royalty	Ostomy products		3,900	4,543	551	Yes
Veru, Inc.	Women’s health		10,000	4,793	6,323	Yes

Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Rate	2021 Income (Loss) Recognized	Active Investment as of 12/31/21
4Web, Inc.	First lien		06/03/23	$25,698	$27,265	12.3%	$3,655	Yes
Acerus Pharmaceuticals Corporation	First lien	(6)	10/11/23	5,950	6,001	12.0%	1,242	Yes
B&D Dental Corporation	First lien	(2), (4)	12/10/18	8,365	8,334	14.0%	—	Yes
BIOLASE, Inc.	First lien	(5)	05/31/25	14,300	14,469	10.3%	2,098	Yes
Biotricity, Inc.	First lien		12/26/26	12,000	11,738	11.5%	42	Yes
CeloNova BioSciences, Inc.	First lien	(3)	12/30/21	—	—	10.5%	395	No
DxTerity Diagnostics, Inc.	First lien	(3)	10/31/21	—	—	13.3%	3,058	No
Epica International, Inc.	First lien	(5)	07/23/24	12,000	12,152	9.5%	1,564	Yes
eTon Pharmaceuticals, Inc.	First lien		11/13/24	7,000	6,907	12.0%	1,021	Yes
Flowonix Medical, Inc.	First lien	(2)	12/23/25	10,593	9,954	14.0%	962	Yes
Harrow Health, Inc.	First lien	(3)	07/19/23	—	—	9.0% - 12.0%	1,112	No
Keystone Dental Group	First lien		11/14/22	15,000	15,487	11.5%	1,873	Yes
Misonix, Inc. (“Misonix”)	First lien	(3), (7)	06/30/24	—	—	10.0% - 12.3%	3,530	No
MolecuLight, Inc.	First lien		12/29/26	8,000	7,900	12.5%	6	Yes
Sincerus Pharmaceuticals, Inc.	First lien		03/19/26	11,000	11,051	13.0%	1,069	Yes
Tenex Health, Inc.	First lien	(3)	06/30/21	—	—	13.0%	349	No
Thermedx LLC	Sub note	(3)	05/20/29	—	—	12.0%	43	No
Trio Healthcare Ltd.	First lien		07/01/26	5,100	5,054	12.5%	365	Yes

Cost Method Investment	Licensed Technology	Footnote	Maturity Date	Principal	GAAP Balance	Rate	2021 Income (Loss) Recognized	Active Investment as of 12/31/21
Tissue Regeneration Therapeutics, Inc. (“TRT”)	Umbilical cord banking	(2)	N/A	$3,491	$3,491	N/A	—	Yes

Marketable Investments	Number of Shares	Footnote	Funded Amount	GAAP Balance	2021 Change in Fair Value	Active Investment as of 12/31/21
Secured Royalty Financing (Marketable Investment)	N/A	(2)	$3,000	$119	$—	Yes
Bioventus, Inc. (“Bioventus”) Common Stock	71,361	(7)	N/A	1,034	147	Yes
Epica International, Inc.	25,000		N/A	—	—	Yes
Misonix Common Stock	—	(7)	N/A	—	1,692	No
Sincerus Pharmaceuticals, Inc.	26,575		N/A	—	—	Yes

Warrants to Purchase Stock	Number of Shares	Footnote	Exercise Price per Share	GAAP Balance	2021 Change in Fair Value	Active Investment as of 12/31/21
4Web, Inc.	TBD		TBD	$—	$—	Yes
Acerus Pharmaceuticals Corporation	7,764,004	(6)	0.053 CAD	101	(113)	Yes
B&D Dental Corporation	225	(2), (4)	0.01	—	—	Yes
BIOLASE, Inc.	550,977		0.39	183	(45)	Yes
Biotricity, Inc.	57,536		6.26	177	1	Yes
CeloNova BioSciences, Inc.	TBD	(3)	0.01	—	—	Yes
DxTerity Diagnostics, Inc.	2,019,231	(3)	2.08	—	—	Yes
Epica International, Inc.	TBD		TBD	—	—	Yes
eTon Pharmaceuticals, Inc.	51,239		5.86	94	(206)	Yes
eTon Pharmaceuticals, Inc.	18,141		6.62	34	(73)	Yes
EyePoint Pharmaceuticals, Inc.	40,910		11.00	277	151	Yes
EyePoint Pharmaceuticals, Inc.	7,773		19.30	42	23	Yes
Flowonix Medical, Inc.	155,561	(2)	3.86	—	—	Yes
Harrow Health, Inc.	373,847	(3)	2.08	2,511	534	Yes

	Assets	Income Recognized
Total finance receivables	$181,553	$39,310
Total marketable investments	1,153	—
Cost method investment	3,491	—
Fair value of warrant assets	3,419	—
Total assets/revenues	$189,616	$39,310

(1)	Investment considered impaired.
(2)	Investment on nonaccrual.
(3)	Loan/royalty was paid off during 2021.
(4)	Loan was paid off in the first quarter of 2022. Please refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 13 of the notes to the consolidated financial statements for further information.
(5)	Maturity date and interest rate were amended during the fourth quarter 2021.
(6)	Loan was paid off in the first quarter of 2022.
(7)	On October 29, 2021, Misonix was acquired by Bioventus. Upon closing of the transaction, the Misonix term loan was paid off. We also tendered our Misonix common stock and received $1,875 in cash and 71,361 shares of Bioventus common stock. We recognized a nominal loss on the tender of the Misonix common stock.

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

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

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

Please refer to Note 12 of the notes to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 of the notes to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data.

Comparison of the Years Ended December 31, 2021 and 2020

(in millions)	For the Year Ended December 31,
	2021	2020	Change
Revenues	$56.2	$36.7	$19.5
Provision for credit losses and impairment expense	—	0.2	(0.2)
Interest expense	0.4	0.5	(0.1)
Pharmaceutical manufacturing, research and development expense	7.3	4.3	3.0
Change in fair value of acquisition-related contingent consideration	(0.3)	4.4	(4.7)
Depreciation and amortization expense	4.1	12.1	(8.0)
General and administrative expense	13.6	10.5	3.1
Other income (expense), net	2.0	(1.1)	3.1
Income tax expense (benefit)	7.1	(1.5)	8.6
Consolidated net income	25.9	5.2	20.7

Revenues

We generated revenues of $56.2 million and $36.7 million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, revenues consisted primarily of $39.3 million of interest, fees and royalties earned on our finance receivables and $16.8 million received from our Pharmaceutical Development segment. The $19.5 million increase consisted primarily of a $8.6 million increase in interest and fees earned on our finance receivables and a $10.9 million increase in revenues from our Pharmaceutical Development segment. The increase in Pharmaceutical Development segment revenue included milestone revenue related to Enteris’ license agreement with Cara. The $8.6 million increase in revenue attributable to our Finance Receivables segment was the result of a $5.7 million net increase in royalty income and a $4.9 million increase in fees and interest earned on our finance receivables due to funding new and existing loans, as well as accelerated fees and interest earned on two loans that were paid off in the fourth quarter of 2021. The increase in revenue was partially offset by a $2.0 million decrease in interest and fees earned on finance receivables that were paid off or paid down since the first quarter of 2020.

Provision for Credit Losses and Impairment Expense

We did not recognize any credit loss provision or impairment expense for the year ended December 31, 2021. We recognized impairment expense of $0.2 million on our debt securities during the year ended December 31, 2020.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as a quarterly minimum fee, and amortization of debt issuance costs. Interest expense decreased to $0.4 million for the year ended December 31, 2021 from $0.5 million for the year ended December 31, 2020. As of December 31, 2021, the revolving credit facility balance was approximately $8,000, compared to $11.8 million as of December 31, 2020, which resulted in a lower average outstanding balance on our credit facility interest expense for the year ended December 31, 2021 when compared to the year ended December 31, 2020.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense increased from $4.3 million for the year ended December 31, 2020 to $7.3 million for the year ended December 31, 2021. The $3.0 million increase was primarily due to an increase in expenses related to internal pipeline programs. This included successfully conducting a Phase 1 clinical trial and initiating a Phase 2 clinical trial for an optimized formulation of leuprolide, the purchase of a drug active for the manufacture of clinical trials material for the clinical trials and the development of a new product for a central nervous indication. The increase also included the purchase of a specialty excipient to manufacture clinical trial materials for Cara.

Change in Fair Value of Contingent Consideration

We recognized a $0.3 million gain and a $4.4 million loss in change in fair value of acquisition-related contingent consideration during the years ended December 31, 2021 and 2020, respectively. The contingent consideration is the earnout related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement with Cara for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVA™ in any indication worldwide, excluding South Korea and Japan (please refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 2 of the notes to the consolidated financial statements for further information on contingent consideration). The contingent consideration was remeasured to fair value throughout 2021. The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the estimated value of the liability.

Depreciation and Amortization

The $8.0 million decrease in depreciation and amortization expense for the year ended December 31, 2021 primarily consists of a decrease in amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses increased to $13.6 million for the year ended December 31, 2021 from $10.5 million for the year ended December 31, 2020. The $3.1 million increase was primarily due to a $1.9 million increase in expenses incurred in connection with the SRC’s efforts to identify, review and explore strategic alternatives for the Company; such expenses primarily consist of legal and financial consulting fees, as well as Board compensation. The increase also included a $0.8 million increase in salaries, benefits and stock-based compensation expense, as well as a $0.4 million increase in overall office, insurance and rent expense. The increase was partially offset by a $0.1 million decrease in other professional fees.

Other Income (Expense), Net

Other income, net for the year ended December 31, 2021 reflected a net fair market value gain of $0.3 million on the change in fair value of our warrant assets and a net fair market value gain of $1.8 million on the change in fair value of our Misonix and Bioventus common stock. During the year ended December 31, 2021, we tendered our Misonix common stock and received $1.9 million in cash and 71,361 shares of Bioventus common stock and recognized a $0.1 million loss on the tender of the Misonix common stock.

Other expense, net for the year ended December 31, 2020 reflected a net fair market value loss of $0.6 million on the change in fair value of our warrant derivatives and a net fair market value loss of $0.6 million on the change in fair value of our Misonix common stock.

Income Tax Expense (Benefit)

During the year ended December 31, 2021 and 2020, we recognized income tax expense of $7.1 million and income tax benefit of $1.5 million, respectively. The $8.6 million increase in income tax expense is a result of higher taxable income for the year ended December 31, 2021 when compared to the same period of the prior year.

As of December 31, 2021 and 2020, our cumulative gross deferred tax asset was $38.9 million and $67.8 million, respectively. Based on historical and expected future operating performance, we concluded that it was more likely than not that we will not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. The valuation allowance against deferred tax assets was $16.3 million and $37.5 million as of December 31, 2021 and 2020, respectively. At December 31, 2021, we believe it is more likely than not that we will realize approximately $20.5 million of benefit from the U.S. federal and state deferred tax assets in the future.

As of December 31, 2021, we had NOLs for federal income tax purposes of $154.1 million. The federal NOL carryforwards, if not offset against future income, will expire by 2037. Approximately $4.0 million of the $154.1 million can be carried forward indefinitely. We also had federal research credit carryforwards of $3.1 million. The federal research credits will expire by 2040, with the majority of such credits expiring by 2029.

Liquidity and Capital Resources

As of December 31, 2021, we had $42.9 million in cash and cash equivalents, compared to $3.0 million in cash and cash equivalents as of December 31, 2020. The primary driver of the $39.9 million increase in our cash balance was $106.7 million of interest, fees, principal and royalty payments received on our finance receivables and a net $8.6 million of payments generated by our Pharmaceutical Development segment (the net $8.6 million includes $15.0 million of payments related to the completion of milestones under the License Agreement less $8.1 million paid to the seller of Enteris, pursuant to the provisions of the merger agreement). The increase was partially offset by $41.6 million of investment funding, net of deferred fees and origination expenses; $22.1 million of accounts payable, payroll and benefits expense, including $5.4 million for Enteris’ internal pipeline projects and capital expenditures; and $11.8 million of repayments on our credit facility.

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

As of December 31, 2021, our finance receivables portfolio contains $181.6 million of finance receivables, $1.2 million of marketable investments and $3.5 million of cost method investment. We expect these assets to generate positive cash flows in 2022. However, we continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates with a LIBOR-based interest rate floor. Changes in interest rates, including the levels of LIBOR rates or the replacement of LIBOR with another reference rate, may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, our Finance Receivables segment may not be able to generate positive cash flow above what our existing assets are expected to produce in 2022. We do not assume any near-term repayments from borrowers, and as a result, no assurances can be given that actual results would not differ materially from the statement above.

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

We entered into a $20.0 million revolving credit facility in June 2018. The credit facility was amended on September 27, 2021 to extend the termination date to September 30, 2022 and to increase the credit facility commitment to $22.0 million. We continue to explore other options with respect to a new credit facility. As of December 31, 2021, approximately $22.0 million was available for borrowing under the credit facility.

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

As of December 31, 2021, we had $7.2 million of unfunded commitments. Please refer to Part II, Item 8, Financial Statements, Note 7 of the notes to the consolidated financial statements for further information regarding the Company’s commitments and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the year ended December 31, 2021, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at December 31, 2021, approximated its carrying value.

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

Inflation

Certain of our partner companies may be impacted by inflation. If such partner companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our partner companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce carrying value of our net assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SWK HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

SWK Holdings Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Finance Receivables

As described in Note 3 to the consolidated financial statements, the Company’s consolidated finance receivables balance was $181.6 million as of December 31, 2021, which is net of the allowance for credit losses of $8.4 million. The Company generated $39.3 million of finance receivable interest income, including fees during the year ended December 31, 2021. The Company’s finance receivables are stated at amortized cost, net of unamortized origination fees, if any. Interest income on the finance receivables is recorded on an accrual basis based on the effective interest rate method to the extent that the Company expects to collect such amounts. The Company evaluates the collectibility of both interest and principal for each finance receivable to determine whether it is impaired. A finance receivable is considered to be impaired when, based on current information and events, the Company determines it is probable that it will be unable to collect amounts due according to existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the finance receivable to the value determined by discounting the expected future cash flows. If actual cash flows were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of the finance receivables and results of operations.

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

PCAOB Number: 207

We have served as the Company’s auditor since 2006.

San Jose, California

March 25, 2022

SWK HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$42,863	$3,008
Interest and accounts receivable, net	1,803	1,911
Marketable investments	1,034	1,210
Other current assets	1,727	542
Total current assets	47,427	6,671

Finance receivables, net	181,553	204,491
Marketable investments	119	241
Cost method investment	3,491	3,491
Deferred tax assets, net	20,539	27,491
Warrant assets	3,419	2,972
Intangible assets, net	9,964	13,453
Goodwill	8,404	8,404
Property and equipment, net	5,779	5,211
Other non-current assets	1,970	1,476
Total assets	$282,665	$273,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,087	$3,652
Revolving credit facility	8	$11,758
Total current liabilities	5,095	15,410

Contingent consideration payable	8,530	16,900
Other non-current liabilities	1,804	1,079
Total liabilities	15,429	33,389

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,836,133 and 12,792,586 shares issued and outstanding at December 31, 2021 and 2020, respectively	13	13
Additional paid-in capital	4,431,719	4,430,924
Accumulated deficit	(4,164,496)	(4,190,425)
Total stockholders’ equity	267,236	240,512
Total liabilities and stockholders’ equity	$282,665	$273,901

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Revenues
Finance receivable interest income, including fees	$39,310	$30,800
Pharmaceutical development	16,122	5,903
Other	723	9
Total revenues	56,155	36,712
Costs and expenses:
Impairment expense	—	163
Pharmaceutical manufacturing, research and development expense	7,347	4,268
General and administrative	13,620	10,546
Depreciation and amortization expense	4,061	12,091
Change in fair value of acquisition-related contingent consideration	(287)	4,400
Interest expense	374	455
Total costs and expenses	25,115	31,923
Other income (expense), net
Unrealized net gain (loss) on warrants	272	(586)
Unrealized net gain (loss) on equity securities	1,839	(591)
Realized (loss) gain on sale of investments	(140)	53
Income before income tax expense (benefit)	33,011	3,665
Income tax expense (benefit)	7,082	(1,537)
Consolidated net income	$25,929	$5,202

Net income per share
Basic	$2.03	$0.40
Diluted	$2.02	$0.40
Weighted Average Shares
Basic	12,796	12,852
Diluted	12,834	12,862

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances at December 31, 2019	12,917,348	$13	$4,432,146	$(4,195,627)	$236,532
Stock-based compensation	—	—	728	—	728
Issuance of common stock upon vesting of restricted stock	24,940	—	—	—	—
Issuances of common stock in lieu of employee cash bonuses	5,200	—	60	—	60
Repurchases of common stock in open market	(154,902)	—	(2,010)	—	(2,010)
Net income	—	—	—	5,202	5,202
Balances at December 31, 2020	12,792,586	13	4,430,924	(4,190,425)	240,512
Stock-based compensation	—	—	1,163	—	1,163
Issuance of common stock upon vesting of restricted stock	18,978	—	—	—	—
Net settlement for employee taxes on restricted stock and options	—	—	(368)	—	(368)
Stock options exercised, net	24,569	—	—	—	—
Net income	—	—	—	25,929	25,929
Balances at December 31, 2021	12,836,133	$13	$4,431,719	$(4,164,496)	$267,236

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Consolidated net income	$25,929	$5,202
Adjustments to reconcile net income to net cash provided by operating activities
Impairment expense	—	163
Amortization of debt issuance costs	49	188
Deferred income taxes	6,952	(1,711)
Change in fair value of warrants	(272)	586
Change in fair value of equity securities	(1,839)	591
Loss (gain) on sale of investments	140	(53)
Change in fair value of acquisition-related contingent consideration	(287)	4,400
Loan discount and fee accretion	(1,130)	(1,983)
Interest paid-in-kind	(950)	(2,145)
Stock-based compensation	1,163	728
Depreciation and amortization	4,061	12,091
Changes in operating assets and liabilities:
Interest and accounts receivable	108	643
Other assets	(1,788)	(959)
Accounts payable and other liabilities	2,159	1,527
Net cash provided by operating activities	34,295	19,268

Cash flows from investing activities:
Cash received from settlement of warrants and equity securities	1,875	53
Investment in finance receivables	(42,350)	(42,859)
Repayment of finance receivables	67,192	11,752
Corporate debt securities principal payments	122	62
Purchases of property and equipment	(1,078)	(3,937)
Other	—	(237)
Net cash provided by (used in) investing activities	25,761	(35,166)

Cash flows from financing activities:
Net settlement for employee taxes on restricted stock and options	(368)	—
Repurchases of common stock, including fees and expenses	—	(2,010)
Net (payments on) proceeds from credit facility	(11,750)	11,758
Payment of acquisition-related contingent consideration	(8,083)	(2,000)
Net cash (used in) provided by financing activities	(20,201)	7,748

Net increase (decrease) in cash and cash equivalents	39,855	(8,150)
Cash and cash equivalents at beginning of period	3,008	11,158
Cash and cash equivalents at end of period	$42,863	$3,008

Supplemental noncash flow activity:
Warrants received in connection with finance receivables	$175	$79
Fair value of common stock issued in lieu of employee cash bonuses	$—	$60
Cash paid for interest	$110	$137
Fair value of common stock received in connection with payoff of term loan	$887	$—

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas.

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

As of March 21, 2022, the Company and its partners have executed transactions with 43 different parties under its specialty finance strategy, funding an aggregate $619.7 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Finite-lived intangible assets are amortized over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. Goodwill and indefinite-lived intangible assets are not amortized, but instead, are subject to annual impairment testing. We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied fair value. For the years ended December 31, 2021 and 2020, the Company determined there were no indicators of impairment relating to identifiable finite-lived intangible assets.

The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting unit. We have the option to assess impairment through a qualitative assessment, which includes factors such as general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which a reporting unit operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. When a potential impairment is indicated, we perform quantitative testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets. Under our quantitative testing, fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting unit. The revenue growth rates included in the financial projections are our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by the reporting unit based on current cost structure and, when applicable, anticipated net cost reductions.

Based on the Company’s 2021 goodwill impairment testing, no goodwill impairment was indicated as of December 31, 2021.

Inventory

Inventories are stated at the lower of cost or net realizable value, valued at specifically identified cost which approximates the first-in, first-out method. The components of inventory include raw materials of $0.6 million and $0.1 million as of December 31, 2021 and 2020 and are reflected in current assets in the consolidated balance sheets.

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

Depreciation is recorded over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements and capitalized lease assets are amortized to depreciation expense over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The range of estimated useful lives is as follows:

Asset	Estimated Useful Life
Leasehold improvements	Lesser of lease term or useful life
Furniture, fixtures and equipment	3 to 15 years

Deferred Revenue and Deferred Costs

Deferred revenue includes amounts that have been billed per the contractual terms but have not been recognized as revenue. The Company classifies as current the portion of deferred revenue that is expected to be recognized within one year from the balance sheet date. Deferred revenue was $0.2 million and $0.4 million as of December 31, 2021 and 2020, respectively, and is included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

The Company evaluates the collectibility of both interest and principal for each loan to determine whether it is impaired. A loan is considered to be impaired when, based on current information and events, the Company determines it is probable that it will be unable to collect amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the financial asset to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the estimated fair value of the underlying collateral, less costs to sell, if the loan is collateralized and the Company expects repayment to be provided solely by the collateral. Impairment assessments require significant judgments and are based on significant assumptions related to the borrower’s credit risk, financial performance, expected sales, and estimated fair value of the collateral.

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

Marketable Investments

The Company’s marketable investment portfolio includes debt and equity securities as of December 31, 2021. Equity securities that have readily determinable fair values are reported at fair value with gains and losses recognized in earnings. The debt security is classified as an available-for-sale security, which is reported at fair value with unrealized gains or losses recorded in statements of other comprehensive income, net of applicable income taxes. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than temporarily impaired using all available information about the collectibility of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (1) the Company does not intend to sell the debt security, (2) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

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

Derivatives

All derivatives held by the Company are recognized in the consolidated balance sheets at fair value. The accounting treatment for subsequent changes in the fair value depends on their use, and whether they qualify as effective “hedges” for accounting purposes. Derivatives that are not hedges must be adjusted to fair value through the consolidated statements of income. If a derivative is a hedge, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the consolidated statements of income or recorded in other comprehensive income. The Company had no derivatives designated as hedges as of December 31, 2021 and 2020. The Company holds warrants issued to the Company in conjunction with term loan investments discussed in Note 3. These warrants meet the definition of a derivative and are included in warrant assets in the consolidated balance sheets.

Revenue Recognition

Finance Receivables Segment

The Company’s Finance Receivables segment records interest income on an accrual basis based on the effective interest rate method to the extent that it expects to collect such amounts. The Company recognizes investment management fees when clients invest in our recommended transactions as earned over the period the services are rendered. In general, the majority of investment management fees earned are charged either monthly or quarterly. Incentive fees, if any, are recognized when earned at the end of the relevant performance period, pursuant to the underlying contract. The Company did not recognize any management or incentive fees in 2021 or 2020. Other service revenues are recognized when contractual obligations are fulfilled or as services are provided.

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

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and (d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Deferred revenue as of December 31, 2021 and 2020 was $0.2 million and $0.4 million and is classified as current deferred revenue and is included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2021 or 2020, as all of our cash was held in checking, savings and brokerage accounts. As of December 31, 2021, cash equivalents were deposited in financial institutions and consisted of immediately available fund balances.  The Company maintains its cash deposits and cash equivalents with well-known and stable financial institutions.

Interest and Accounts Receivable

The Company records interest receivable on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. When management does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the loan on nonaccrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or the Company believes the partner company has demonstrated the ability to repay the Company’s current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. The Company did not recognize any provision for loan credit losses in 2021 and 2020.

Accounts receivable for management fees are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The Company determines an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. As of December 31, 2021 and 2020, the allowance for doubtful accounts was zero.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, interest and accounts receivable, finance receivables and marketable investments. The Company invests its excess cash with major U.S. banks and financial institutions. The Company has not experienced any losses on its cash and cash equivalents.

Finance Receivables Segment

The Company performs ongoing credit evaluations of its partner companies and generally requires collateral. For the year ended December 31, 2021, five of our business partners accounted for 63 percent of our interest and accounts receivable. For the year ended December 31, 2020, five of our business partners accounted for 68 percent of our interest and accounts receivable.

Pharmaceutical Development Segment

For the years ended December 31, 2021 and 2020, Cara Therapeutics, Inc. (“Cara”) accounted for approximately 98 percent of Pharmaceutical Development segment revenues.

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

Comprehensive Income

The consolidated statements of comprehensive income have been omitted, as net income equals comprehensive income for the years ended December 31, 2021 and 2020.

Net Income per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock, and when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net income	$25,929	$5,202

Denominator:
Weighted-average shares outstanding	12,796	12,852
Effect of dilutive securities	38	10
Weighted-average diluted shares	12,834	12,862

Basic net income per share	$2.03	$0.40
Diluted net income per share	$2.02	$0.40

As of December 31, 2021 and 2020, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 368,000 and 443,000, respectively, have been excluded from the calculation of diluted net income per share as such securities were anti-dilutive.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity. ASU 2020-04 is effective from March 12, 2020 through December 31, 2022. An entity may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020 but no later than December 31, 2022. The Company has identified existing loans that reference LIBOR and is in the process of evaluating alternatives in each situation. The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04 and does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

Note 2. Goodwill and Intangible Assets

Goodwill

There was no change in the carrying amount of goodwill from December 31, 2020 to December 31, 2021, and net book value remains at $8.4 million. The net book value of goodwill is solely related to the Enteris acquisition in 2019. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform an impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. The fair value of the reporting unit is determined using the market approach. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s goodwill exceeds its fair value, then the Company must record an impairment charge equal to the difference. As of December 31, 2021, the Company concluded that it is more likely than not that the fair value of the reporting unit is greater than its carrying value, and goodwill is not considered to be impaired.

Intangible Assets

As of December 31, 2021 and 2020, the gross book value, accumulated amortization, net book value and estimated useful life of acquired intangible assets were as follows (in thousands, except estimated useful life data):

	As of December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
License Agreement (1)	$29,400	$19,780	$9,620	10
Trade names and trademarks	210	50	160	10
Customer relationships	240	56	184	10
Total intangible assets	$29,850	$19,886	$9,964

	As of December 31, 2020
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
License Agreement (1)	$29,400	$16,336	$13,064	10
Trade names and trademarks	210	29	181	10
Customer relationships	240	32	208	10
Total intangible assets	$29,850	$16,397	$13,453

(1)	Prior to our acquisition of Enteris, Enteris entered into a non-exclusive commercial license agreement (the “License Agreement”) with Cara Therapeutics, Inc. (“Cara”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

Amortization expense was $3.5 million and $11.7 million for the years ended December 31, 2021 and 2020, respectively, and was recorded in depreciation and amortization expense. Based on amounts recorded at December 31, 2021, the Company will recognize acquired intangible asset amortization as follows (in thousands):

2022	$1,768
2023	1,696
2024	1,540
2025	1,069
2026	1,069
Thereafter	$2,822
Total	$9,964

Note 3. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of December 31, 2021, the Company had a credit loss allowance of $8.4 million. Of the total $8.4 million, $1.2 million is associated with the Company’s Cambia® royalty, and $0.6 million is associated with the Company’s Besivance® royalty. The remaining $6.6 million is related to the Best ABT, Inc. (“Best”), second lien term loan that was recognized in order to reflect the Best royalty at its estimated fair value. The carrying values of finance receivables are as follows (in thousands):

	December 31,
	2021	2020
Term loans	$136,312	$164,032
Royalty purchases	53,629	48,847
Total before allowance for credit losses	189,941	212,879
Allowance for credit losses	(8,388)	(8,388)
Total carrying value	$181,553	$204,491

Credit Quality of Finance Receivables

The Company originates finance receivables to companies primarily in the life sciences sector. This concentration of credit exposes the Company to a higher degree of risk associated with this sector.

On a quarterly basis, the Company evaluates the carrying value of each finance receivable for impairment. A term loan is considered to be impaired when, based on current information and events, it is determined that the Company will not be able to collect the amounts due according to the loan contract, including scheduled interest payments. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The Company would generally place term loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain and they are 90 days past due for interest or principal, unless the term loan is both well-secured and in the process of collection. When placed on nonaccrual, the Company would reverse any accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Generally, the Company would return a term loan to accrual status when all delinquent interest and principal become current under the terms of the credit agreement and collectibility of remaining principal and interest is no longer doubtful. In certain circumstances, the Company may place a finance receivable on nonaccrual status but conclude it is not impaired. The Company may retain independent third-party valuations on such nonaccrual positions to support impairment decisions.

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

The Company individually develops the allowance for credit losses for any identified impaired loans. In developing the allowance for credit losses, the Company considers, among other things, the following credit quality indicators:

•	business characteristics and financial conditions of obligors;

•	current economic conditions and trends;

•	actual charge-off experience;

•	current delinquency levels;

•	value of underlying collateral and guarantees;

•	regulatory environment; and

•	any other relevant factors predicting investment recovery.

The following table presents nonaccrual and performing loans by portfolio financing structure: (in thousands):

	December 31, 2021			December 31, 2020
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$18,288	$118,024	$136,312	$8,334	$155,698	$164,032
Royalty purchases	3,362	41,879	45,241	3,863	36,596	40,459
Total carrying value	$21,650	$159,903	$181,553	$12,197	$192,294	$204,491

As of December 31, 2021, the Company had three finance receivables in nonaccrual status: (1) the term loan to B&D Dental Corporation (“B&D”), with a net carrying value of $8.3 million, (2) the term loan to Flowonix Medical, Inc. (“Flowonix”), with a net carrying value of $10.0 million, and (3) the Best royalty, with a net carrying value of $3.4 million. Although in nonaccrual status, the B&D and Flowonix term loans were not considered impaired as of December 31, 2021 and 2020. The Company collected $1.2 million on two of its nonaccrual finance receivables during the year ended December 31, 2021, of which $0.7 million was collected from Flowonix prior to being placed on non-accrual.

In March 2022, SWK Funding negotiated to terminate the B&D term loan upon receiving payment of $10.4 million, which was received on March 17, 2022. The carrying value of the term loan was $8.3 million as of December 31, 2021. Following this payment, B&D has no remaining payment obligations to the Company.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Production equipment and other	$3,042	$2,658
Furniture and fixtures	38	86
Leasehold improvements	3,648	143
Construction-in progress	—	2,785
Capitalized software	84	77
Total	6,812	5,749
Less accumulated depreciation and amortization	(1,033)	(538)
Property and equipment, net	$5,779	$5,211

Depreciation and amortization expense on property and equipment was $0.6 million and $0.4 million for the years ended December 31, 2021 and 2020, respectively.

Note 5. Marketable Investments

Investment in corporate debt securities and equity securities as of December 31, 2021 and 2020 consist of the following (in thousands):

	Year Ended December 31,
	2021	2020
Corporate debt securities	$119	$241
Equity securities	1,034	1,210
Total marketable investments	$1,153	$1,451

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of December 31, 2021 and 2020, are as follows (in thousands):

December 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$119	$—	$—	$119

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$241	$—	$—	$241

The following table presents realized and unrealized gains and losses on equity securities as prescribed by ASC 321, Investment - Equity Securities during the year ended December 31, 2021 and 2020.

	December 31,
	2021	2020
Unrealized net gain (loss) on equity securities reflected in the Consolidated Statements of Income	$1,839	$(591)
Proceeds received on tender of equity securities	1,875	—
Realized loss on tender/sale of equity securities reflected in the Consolidated Statements of Income	(140)	—

Equity Securities

On October 29, 2021, Misonix, Inc. (“Misonix”) was acquired by Bioventus, Inc. (“Bioventus”). Upon closing of the transaction, the Company tendered its Misonix common stock and received $1.9 million in cash and 71,361 shares of Bioventus common stock, which are reflected at their estimated fair value of $1.0 million as of December 31, 2021. The Company recognized a $0.1 million realized loss on the tender of the Misonix common stock.

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

The Loan Agreement accrues interest at the Daily LIBOR Rate, with a floor of 1.00 percent, plus a 3.25 percent margin and principal is repayable in full at maturity. Interest is generally required to be paid monthly in arrears. In connection with the Third Amendment, the Company paid approximately $58,000 in amendment and other fees, which were capitalized as deferred financing costs and are being amortized on a straight-line basis over the remaining term of the Loan Agreement.

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

As of December 31, 2021, approximately $8,000 was outstanding under the credit facility, and $22.0 million was available for borrowing. During the year ended December 31, 2021 and 2020, the Company recognized $0.4 million and $0.5 million, respectively, of interest expense.

Note 7. Commitments and Contingencies

Lease Obligations

ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company’s leases consist of operating leases for office space. The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The Company’s corporate headquarters is in Dallas, Texas, where it leases approximately 2,400 square feet. Total rent expense recognized under the lease was $69,000 and $58,000 for the years ended December 31, 2021 and 2020, respectively. The office lease expires in May 2025.

The Enteris headquarters is located in Boonton, New Jersey, where Enteris leases approximately 32,000 square feet of space. Total rent expense recognized under the lease was $0.3 million and $0.2 million for the years ended December 31, 2021 and 2020. The office lease expires in December 2024 with an option to renew for an additional five years.

Consolidated future minimum rent is as follows (in thousands):

2022	$333
2023	335
2024	336
2025	326
2026	277
Thereafter	826
Total future lease payments	$2,433

Unfunded Commitments

As of December 31, 2021, the Company’s unfunded commitments were as follows (in millions):

4Web, Inc.	$2.7
Ideal Implant, Inc.	2.0
MolecuLight, Inc.	2.0
Trio Healthcare Ltd. Loan	0.5
Total unfunded commitments	$7.2

Unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time per the terms of the royalty purchase or credit agreements, and in the case of loan transactions, are only subject to being advanced as long as an event of default does not exist.

Litigation

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources.  The Company cannot predict the timing or outcome of these claims and other proceedings. As of December 31, 2021, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2021 and 2020.

Note 8. Stockholders’ Equity

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 250,000,000.

Issuer Purchases of Equity Securities

On June 15, 2021, the Company’s board of directors (the “Board”) authorized a share repurchase program under which the Company was authorized to repurchase up to $5.0 million of the Company’s outstanding shares of common stock, or approximately 312,500 common shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities and Exchange Act. The share repurchase program expired on March 15, 2022. As of December 31, 2021, no shares had been repurchased under the share repurchase program.

Preferred Stock

The Company’s Board may, without further action by the stockholders, issue one or more series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2021, no shares of preferred stock have been issued.

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

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. In valuing options granted in the fiscal year ended December 31, 2020, we used the below weighted-average assumptions. There were no options granted in the fiscal year ended December 31, 2021.

For the Year Ended December 31,
2020
Risk-free interest rate	0.40% - 0.47%
Expected stock-price volatility	47.9% - 48.3%
Expected life	6.2 years

The following table summarizes activities under the 2010 Stock Incentive Plan for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2019	302,500	$11.71	5.9	$313.4
Options canceled and retired	—	—
Options exercised	—	—
Options granted	60,000	16.29
Balances, December 31, 2020	362,500	12.47	5.6	810.1
Options canceled and retired	—	—
Options exercised	(75,000)	8.30
Options granted	—	—
Balances, December 31, 2021	287,500	10.75	5.7	1,745.8

Options vested and exercisable and expected to be vested and exercisable at December 31, 2021	287,500	$10.75	5.7	$1,745.8
Options vested and exercisable at December 31, 2021	192,500	$12.88	5.7	$1,299.0

At December 31, 2021, there were approximately 950,000 shares reserved for issuance under the 2010 Stock Incentive Plan, and the Company had $0.2 million of total unrecognized stock option expense for time-based awards, net of estimated forfeitures, which will be recognized over the weighted-average remaining period of 1.0 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2021:

Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted- Average Exercise Price per Share
$9.61	15,000	4.5	$9.61	15,000	$9.61
12.50	75,000	7.1	12.50	75,000	12.50
12.50	37,500	7.4	12.50	37,500	12.50
13.70	100,000	2.6	13.70	50,000	13.70
16.29	15,000	8.4	16.29	3,750	16.29
16.29	15,000	8.5	16.29	7,500	16.29
16.29	30,000	8.3	16.29	3,750	16.29
Total	287,500	5.7	$10.75	192,500	$12.88

Employee stock-based compensation expense recognized for time-vesting options for the years ended December 31, 2021 and 2020, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plan.

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

During the year ended December 31, 2021, the Company’s Board approved the modification of the CEO’s stock options with respect to 75,000 shares with an exercise price of $8.30 per share pursuant to an award agreement dated May 14, 2012. The Company considered 50 percent of the 75,000 shares that had not vested to be fully vested as of December 31, 2021, and a cashless exercise of the 2012 award was facilitated by net settlement of exercise price and taxes. During the year ended December 31, 2021, the Company recognized $0.4 million of stock-based compensation expense as a result of this modification.

During the year ended December 31, 2021, the Company’s Board also approved the modification of the CEO’s stock options with respect to 100,000 Shares with an exercise price of $13.70 per share pursuant to an award agreement dated August 18, 2014. The Company and the CEO agreed that (i) the 2014 award will expire on August 18, 2024, unless it expires earlier due to a termination of employment in accordance with the 2014 award agreement, and (ii) 50 percent of the 2014 award has already vested due to the satisfaction of time-based vesting conditions set forth in the 2014 award agreement. The Company also agreed that the 50 percent of the 2014 award that had not vested as of December 31, 2021 shall not be forfeited as of December 31, 2021 and instead shall continue to be outstanding through the expiration of the 2014 award and eligible to vest upon the earlier to occur of (x) the first date on which the average closing price of a share as reported on the Nasdaq (or other exchange or quotation system on which the Shares are listed or traded) for the 30 consecutive calendar days ending on such date is greater than or equal to $20.60 or (y) the consummation of a Corporate Transaction in relation to the November 23, 2021 letter from Carlson Capital to members of the Board of the Company, provided that such event in (x) or (y) occurs prior to the expiration of the 2014 award.

During the year ended December 31, 2021, 8,761 restricted shares were granted and 24,727 restricted shares vested. During the year ended December 31, 2020, 8,305 restricted shares were granted and 37,989 restricted shares vested. As of December 31, 2021 and 2020, there were 74,221 and 27,471 shares of restricted stock outstanding, respectively.

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

During the years ended December 31, 2021 and 2020, the Board approved compensation for Board services by granting 18,978 and 24,940 shares, respectively, of common stock as compensation for the non-employee directors. The Company recorded $0.3 million in Board stock-based compensation expense during both the years ended December 31, 2021 and 2020. The Company recorded aggregate stock-based compensation expense, including the quarterly and annual Board grants, of $1.2 million and $0.7 million during the years ended December 31, 2021 and 2020, respectively.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2021 and 2020.

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

As of December 31, 2021 and 2020, the acquisition-related contingent consideration was $8.5 million and $16.9 million, respectively. During the year ended December 31, 2021 and 2020, the Company recorded $0.3 million of income and $4.4 million of expense, respectively, for the change in fair value of contingent consideration. The Company made payments of $8.1 million and $2.0 million against the contingent consideration liability during the years ended December 31, 2021 and 2020, respectively.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Warrant assets	$3,419	$—	$—	$3,419
Marketable investments	1,153	1,034	—	119

Financial liabilities:
Contingent consideration payable	$8,530	$—	$—	$8,530

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Warrant assets	$2,972	$—	$—	$2,972
Marketable investments	1,451	1,210	—	241

Financial liabilities:
Contingent consideration payable	$16,900	$—	$—	$16,900

The changes on the value of the warrant assets during the years ended December 31, 2021 and 2020 were as follows (in thousands):

Fair Value - December 31, 2019	$3,555
Issuance	79
Canceled	—
Change in fair value	(662)
Fair Value - December 31, 2020	2,972
Issuance	175
Canceled	—
Change in fair value	272
Fair Value - December 31, 2021	$3,419

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

December 31,
	2021	2020
Dividend rate	—	—
Risk-free rate	0.97% to 1.44%	0.17% to 0.65%
Expected life (years)	2.6 to 7.0	3.6 to 7.4
Expected volatility	60.2% to 142.0%	74.3% to 174.7%

The following table presents financial assets measured at fair value on a nonrecurring basis as of December 31, 2021 and 2020 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Impaired royalties	$5,612	$—	$—	$5,612
December 31, 2020
Impaired royalties	$7,937	$—	$—	$7,937

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2021 or 2020.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments.

For the year ended December 31, 2021 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$42,863	$42,863	$42,863	$—	$—
Finance receivables	181,553	181,553	—	—	181,553
Marketable investments	1,153	1,153	1,034	—	119
Warrant assets	3,419	3,419	—	—	3,419

Financial liabilities
Contingent consideration payable	$8,530	$8,530	$—	$—	$8,530

For the year ended December 31, 2020 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$3,008	$3,008	$3,008	$—	$—
Finance receivables	204,491	204,491	—	—	204,491
Marketable investments	1,451	1,451	1,210	—	241
Warrant assets	2,972	2,972	—	—	2,972

Financial liabilities
Contingent consideration payable	$16,900	$16,900	$—	$—	$16,900

Note 10. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers.

The following table provides the contract revenue recognized by revenue source for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Pharmaceutical Development Segment
License Agreement	$15,871	$5,827
Pharmaceutical development and other	974	76
Total contract revenue	$16,845	$5,903

The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.

The Company’s contract liabilities are presented as deferred revenues and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	December 31,
	2021	2020
Pharmaceutical Development Segment
Deferred revenue	$185	$350
Total contract liabilities	$185	$350

During the year ended December 31, 2021, the Company recognized $0.3 million of 2020 deferred revenue from satisfaction of performance obligations. Please refer to Notes 1 and 2 for further details on the Company’s deferred revenue and License Agreement, respectively. The Company did not have any contract assets nor did it have any contract liabilities related to the License Agreement as of December 31, 2021 or 2020.

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

Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income taxes. Management uses this measure of profit (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment. The Company does not report assets by reportable segment, as this metric is not used by the Company's chief executive officer in assessing performance or allocating resources to the segments.

The following table presents financial information for the Company’s reportable revenue by geographic region for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
United States, country of domicile	$48,438	$33,275
International	7,717	3,437
Total revenue	$56,155	$36,712

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

Year Ended December 31, 2021	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$39,310	$16,122	$—	$55,432
Other revenue	—	723	—	723
Interest expense	374	—	—	374
Manufacturing, research and development	—	7,347	—	7,347
Depreciation and amortization expense	—	4,055	6	4,061
Change in fair value of acquisition-related contingent consideration	—	(287)	—	(287)
General and administrative	1,813	3,983	7,824	13,620
Other income, net	1,971	—	—	1,971
Income tax expense	—	—	7,082	7,082
Consolidated net income (loss)	39,094	1,747	(14,912)	25,929

Year Ended December 31, 2020	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$30,800	$5,903	$—	$36,703
Other revenue	8	—	1	9
Provision for credit losses and impairment expense	163	—	—	163
Interest expense	455	—	—	455
Manufacturing, research and development	—	4,268	—	4,268
Depreciation and amortization expense	—	12,081	10	12,091
Change in fair value of acquisition-related contingent consideration	—	4,400	—	4,400
General and administrative	736	3,875	5,935	10,546
Other (expense) income, net	(1,201)	—	77	(1,124)
Income tax benefit	—	—	(1,537)	(1,537)
Consolidated net income (loss)	28,253	(18,721)	(4,330)	5,202

Included in Holdings Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, which have been included for purposes of reconciling to the consolidated amounts.

Note 12. Income Taxes

The components of income before income tax provision are as follows (in thousands):

	December 31,
	2021	2020
U.S.	$33,011	$3,665

During the years ended December 31, 2021 or 2020, the Company’s provision for (benefit from) income taxes was as follows (in thousands):

	December 31,
	2021	2020
Current expense (benefit)
State	$185	$174
Deferred expense (benefit)
Federal	6,944	(1,661)
State	(47)	(50)
Total income tax expense (benefit)	$7,082	$(1,537)

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2021	2020
Federal tax provision at statutory rate	$6,945	$771
Change in valuation allowance	(21,208)	(14,194)
State taxes, net of federal income tax benefit	95	84
Mark-to-market adjustments	(58)	123
Contingent consideration revaluation	(60)	924
Other	(125)	411
Write off of deferred tax assets	21,493	10,344
Total income tax expense (benefit)	$7,082	$(1,537)

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

As of December 31, 2021, the Company had cumulative net income before tax for the three years then ended. Based on its historical operating performance, the Company has concluded that it was more likely than not that the Company would not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. However, at December 31, 2021 the Company has concluded that it is more likely than not that the Company will be able to realize approximately $20.5 million benefit of the U.S. federal and state deferred tax assets in the future.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statements of income for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $16.3 million and $37.5 million as of December 31, 2021 and 2020, respectively.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Credit carryforward	$3,077	$2,960
Stock-based compensation	138	398
Other	3,334	3,647
Net operating losses	32,362	60,774
Gross deferred tax assets	38,911	67,779
Deferred tax liabilities:
Intangible assets other than goodwill	(1,609)	(2,299)
Other	(479)	(496)
Valuation allowance	(16,284)	(37,493)
Net deferred tax assets	$20,539	$27,491

The Tax Reform Act of 1986 limits the use of NOLs and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company’s net operating loss and tax credit carryforwards could be limited.

As of December 31, 2021, the Company had NOL carryforwards for federal income tax purposes of approximately $154.1 million. The federal NOL carryforwards, if not offset against future income, will expire by 2037. Approximately $4.0 million can be carried forward indefinitely.

The Company also had federal research carryforwards of $3.1 million. The federal credits will expire by 2040, with the majority of such credits expiring by 2029.

The Company records liabilities, where appropriate, for all uncertain income tax positions and recognizes potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. As of December 31, 2021 and 2020, the Company had approximately $0.3 million and $0.1 million, respectively, of unrecognized tax benefit, none of which would impact the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially over the next twelve months. There are no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2021.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2001 through December 31, 2021 due to carryforward of unutilized net operating losses and research and development credits. The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2021.

Note 13. Subsequent Events

In March 2022, SWK Funding negotiated to terminate the B&D term loan upon receiving payment of $10.4 million, which was received on March 17, 2022. The carrying value of the term loan was $8.3 million as of December 31, 2021. Following this payment, B&D has no remaining payment obligations to the Company.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2021, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal year ended December 31, 2021 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information under the principal headings “ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF ETHICS AND CONDUCT”, the information regarding executive officers of the Company under the subheading “Executive Officers”, and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading “CORPORATE GOVERNANCE,” in the Company’s 2022 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the principal headings “DIRECTOR COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION,” and “RELATED INFORMATION” in the Company’s 2022 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings “EQUITY COMPENSATION PLAN INFORMATION” and “OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY” in the Company’s 2022 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the principal heading “TRANSACTION WITH RELATED PERSONS” in the Company’s 2022 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the subheadings “Audit Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” below the principal heading “AUDIT FEES” in the Company’s 2022 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Exhibits:  See attached Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2022.

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

Date:	March 25, 2022	By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 25, 2022	By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	March 25, 2022	By:	/s/ Wendy F. DiCicco
Wendy F. DiCicco
Director

Date:	March 25, 2022	By:	/s/ Laurie M. Dotter
Laurie M. Dotter
Director

Date:	March 25, 2022	By:	/s/ Robert K. Hatcher
Robert K. Hatcher
Director

Date:	March 25, 2022	By:	/s/ Marcus E. Pennington
Marcus E. Pennington
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000.	8-K	3.1	05/04/00

3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 29, 2001.	S-8	4.02	07/03/01

3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001.	S-3	4.03	01/18/02

3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005.	8-A	3.04	01/31/06

3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.	10-K	3.05	03/31/10

3.06	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of SWK Holdings Corporation	10-Q	3.01	08/14/15

3.07	Amended and Restated Bylaws as of May 20, 2015	8-K	3.02	05/21/15

4.01	Form of Specimen Common Stock Certificate	S-1/A	4.01	09/21/99

4.02	Form of Rights Certificate (Exhibit B to Rights Agreement filed as Exhibit 4.03)	8-K	4.01	04/14/16

4.03	Rights Agreement, dated as of April 8, 2016 by and between SWK Holdings Corporation and Computershare Trust Company, N.A.	8-K	4.02	04/14/16

4.04	Amendment No. 1 to Rights Agreement, dated as of April 8, 2019, by and between SWK Holdings Corporation and Computershare Trust Company, N.A., as Rights Agent	8-K	4.01	04/08/19

4.05	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	4.05	03/31/21

10.02	2010 Equity Incentive Plan.*	10-Q	10.1	11/09/10

10.03	SWK Holdings Corporation 2010 Equity Incentive Plan Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

10.05	Voting Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.3	09/09/13

10.06	Registration Rights Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.4	09/09/13

10.07	Employment Agreement, dated January 28, 2019, between the Company and Winston L. Black III.*	8-K	10.1	01/30/19

10.08	Royalty Agreement, dated April 2, 2013, among SWK Funding LLC, Bess Royalty, L.P. and InSite Vision Incorporated.**#	S-1/A	10.13	04/01/14

10.09	Securities Purchase Agreement, dated August 18, 2014, between SWK Holdings Corporation and Carlson Capital, L.P.	8-K/A	10.1	08/21/14

10.10	Stockholders’ Agreement, dated August 18, 2014, among Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd. and SWK Holdings Corporation	8-K	10.2	08/19/14

10.11	Royalty Agreement dated December 13, 2016, among SWK Funding LLC and Opiant Pharmaceuticals, Inc.	10-K	10.16	03/29/18

10.12	Loan and Security Agreement between SWK Holdings Corporation and SWK Funding LLC as Borrowers and Certain Financial Institutions as Lenders and State Bank and Trust Company as Agent dated June 29, 2018	8-K	10.1	06/29/18

21.01	Subsidiaries				X

23.01	Consent of Independent Registered Public Accounting Firm - BPM LLP				X

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

101.INS+	XBRL Instance

101.SCH+	XBRL Taxonomy Extension Schema

101.CAL+	XBRL Taxonomy Extension Calculation

101.DEF+	XBRL Taxonomy Extension Definition

101.LAB+	XBRL Taxonomy Extension Labels

101.PRE+	XBRL Taxonomy Extension Presentation

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

**	These certifications accompany SWK’s Annual Report on Form 10-K; they are not deemed “filed” with the SEC and are not to be incorporated by reference in any filing of SWK under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings, except to the extent that SWK specifically incorporates it by reference.

#	Confidential treatment is requested for certain confidential portions of these exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from these exhibits and filed separately with the Securities and Exchange Commission

+	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.