Form 10-K/A
period 2021-12-31
SWK Holdings Corp
filed 2022-05-02
CIK 1089907

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $60,761,663 based on the June 30, 2021, closing price of the Registrant’s Common Stock on such date as reported on The Nasdaq Stock Market of $17.55.

On April 25, 2022, the Registrant had outstanding approximately 12,834,760 shares of Common Stock, $0.001 par value per share.

Auditor Name	Auditor Location	PCAOB ID Number
BPM LLP	San Jose, California	207

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 to Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of SWK Holdings Corporation (the “Company” or “SWK”) for the year ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 25, 2022 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2021. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company will not file a definitive proxy statement within 120 days of December 31, 2021. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, the Company is amending and refiling Item 15 of Part IV, to reflect the inclusion of currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.03 and 31.04. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificates under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment. We have also included additional exhibits that were inadvertently omitted from the Original filing.

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

SWK Holdings Corporation

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names of our directors and information about each (including their ages as of April 20, 2022):

Name	Age	Committee Memberships	Principal Occupation	Director Since
Winston L. Black	46		Chief Executive Officer, SWK Holdings Corporation	2019
Wendy F. DiCicco	54	Audit, Compensation and Governance	Executive and Board Advisory	2022
Laurie L. Dotter	60	Audit, Compensation and Governance	Investment Advisory	2022
Robert K. Hatcher	59	Audit, Compensation and Governance	Chairman, Avalon Advisors LLC	2022
Marcus E. Pennington	35		Director, Carlson Capital LP	2021

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

Wendy F. DiCicco. Ms. DiCicco, age 54, is an independent financial and board advisor to companies in the life sciences industry, often serving in the role of interim Chief Financial Officer. Ms. DiCicco served as Interim Chief Financial Officer of Renovacor, Inc., a provider of therapeutics for genetically-driven diseases, from September 2019 until March 2022. She currently provides executive and board advisory services to senior executive teams and boards of directors through her consulting firm Board Advantage, LLC. Prior to founding Board Advantage in November 2018, she was the Chief Operating and Financial Officer of Centinel Spine, LLC, a developer of surgical products, from August 2017 to October 2018 and previously served as President and Chief Operating Officer of Camber Spine Technologies, LLC, a spine and medical technology company, from November 2014 to July 2017. In addition, Ms. DiCicco has held Chief Financial Officer roles at Nuron Biotech, Quench USA, Globus Medical and Kensey Nash Corporation. Ms. DiCicco has served on the boards of directors of Sincerus Pharmaceuticals, Inc. since July 2021, Imvax, Inc. since July 2020, ExpressCells, Inc. since March 2020, and EyePoint Pharmaceuticals, Inc. since July 2019. She previously served on the boards of directors of Carmell Therapeutics from December 2018 until July 2021, II-VI, Inc. from 2006 until August 2017, as well as CannaPharma Rx and Syncardia Systems. Her career started in public accounting at Deloitte & Touche in 1990. Ms. DiCicco received a B.S. in accounting from Philadelphia College of Textiles and Science and is a CPA. She is also an appointed Board Leadership Fellow and Corporate Governance Fellow of the National Association of Corporate Directors.

The Board has determined that Ms. DiCicco is qualified to serve on the Board due to her extensive financial and investment experience.

Laurie L. Dotter. Ms. Dotter has served in executive leadership roles in several investment companies that delivered attractive investment returns on commercial real estate operating companies, development and management companies, and portfolios requiring repositioning to enhance value. Ms. Dotter has served as an investment advisory board member at Employee Retirement System of Texas, since 2019, and Texas Treasury Safekeeping Trust Company, since 2009. Ms. Dotter has also served as a member of the Board of Directors of Stratus Properties Inc., a diversified real estate company engaged primarily in the acquisition, development and sale of real estate properties since 2021 and Lifespace Communities, Inc., a not-for-profit organization that owns and operates senior living communities, and its predecessor since 2018. From 2010 to 2016, she served as President of Transwestern Investment Group, and then as the founding partner of Corporate Properties Trust I, II and III, large scale commercial real estate investment vehicles with combined capitalization exceeding $2 billion, from 2016 to 2017. Ms. Dotter also served as an executive investment officer at Hunt Realty Investments under the umbrella of Hunt Oil Company, a petroleum exploration and production company, from 1998 until 2010. Ms. Dotter worked as the director of Real Estate Investments at the Teacher Retirement System of Texas, from 1993 to 1998; and as a director of Financial Consulting Services at PricewaterhouseCoopers, from 1989 to 1993. Ms. Dotter currently serves as an Advisor at Dottid, a company focused on developing comprehensive work flow technology to maximize revenue generation for commercial real estate. From 2020 to 2021, she was an Advisor to the Investment Committee of the Board of Children’s Health System of Texas, providing interim investment portfolio oversight and a review of the System’s governance framework. Ms. Dotter served as a member of the Board of Directors of Parkway Properties, a national commercial real estate company, from 2010 to 2016, where she served as the Chair of Parkway’s audit committee and a member of its compensation committee. She was elected by her peers to serve as the Vice Chairman of the PREA Plan Sponsor Council at the Pension Real Estate Association, from 2008 until 2010. Ms. Dotter received her Bachelor’s degree in Business Administration from Texas A&M University and also holds a CPA license in the State of Texas.

The Board has determined that Ms. Dotter is qualified to serve on the Board due to her extensive financial and investment experience.

Robert K. Hatcher. Mr. Hatcher, age 59, has served as the Chairman of Avalon Advisors LLC since 2020. Mr. Hatcher previously served as the President and CEO of Cockrell Interests, Pinto Investment Partners LP and Pinto Trust Company and as Chairman of the Finance Advisory Committee for PTV Healthcare Capital and Pinto America Growth Fund. Prior to Cockrell Interests, Mr. Hatcher founded and served as Managing Director of Citywest Ventures. He also serves on the Board and Executive Committee of Camp Aranzazu. Mr. Hatcher served as an Adjunct Professor at the Jones Graduate School of Business at Rice University and is a member of World Presidents’ Organization and Chief Executives Organization. Mr. Hatcher holds an M.B.A. and J.D. from Tulane University, as well as a B.B.A. from Southern Methodist University.

The Board has determined that Mr.. Hatcher is qualified to serve on the Board due to his extensive financial and investment experience.

Marcus E. Pennington. Mr. Pennington is a Director at Carlson Capital where he has worked on the investment team since 2011. At Carlson, Mr. Pennington manages an equity relative value portfolio and serves as a member of the Firm’s risk committee and valuation committee. Prior to Carlson, Mr. Pennington was the Deputy Chief of Staff in the investment division of the Teacher Retirement System of Texas and worked at the U.S. Treasury Department’s Office of Economic Policy. Mr. Pennington received a BBA in Finance and Economics from Texas A&M University, where he graduated Magna Cum Laude.

The Board has determined that Mr. Pennington is qualified to serve on the Board due to his extensive financial and investment experience.

Executive Officers

Our executive officers are our Chief Executive Officer, Winston L. Black, and our Chief Financial Officer, Charles Jacobson. Information regarding Mr. Black is set forth above.

Charles Jacobson has been serving as our Chief Financial Officer since September 2012. Since April 2019, Mr. Jacobson serves as a Partner at CFGI, LLC. CFGI provides management level finance, accounting and transaction advisory services to public and private companies throughout the United States. From 2007 to 2019, Mr. Jacobson served as the CEO and Managing Director of Pine Hill Group, LLC, a consulting firm which he co-founded in 2007. Pine Hill was acquired by CFGI in April 2019. Mr. Jacobson serves as Director, Interim CEO, and Interim CFO of The PMI Group, Inc., positions he has held since 2017, 2016, and 2015, respectively. From 2015 to 2020, Mr. Jacobson served as CFO and Director of Parkview Capital Credit, Inc., a business development corporation providing mezzanine debt and equity capital to lower middle market companies. From 2012 to 2013, Mr. Jacobson served as CEO and CFO of Pro Capital, LLC, an investment management business specializing in investments of municipal tax liens. Mr. Jacobson also served on Pro Cap’s board of managers from 2012 to 2014. From 2008 to 2011, Mr. Jacobson served as CFO of FS Investment Corporation pursuant to an agreement between Pine Hill and FS Investment Corporation. From 2001 to 2007, Mr. Jacobson worked for ATX Communications, Inc., becoming the organization’s senior vice president of finance where he was responsible for managing ATX’s finance organization. Prior to working for ATX, Mr. Jacobson held senior managerial audit positions with Ernst & Young LLP from 1999 to 2000 and with BDO Seidman, LLP from 1996 to 1999, where he was responsible for audit engagements of private, pre-IPO and publicly traded companies in a variety of different industries. Mr. Jacobson began his professional career in 1993 at a regional public accounting firm where he performed audits on governmental entities.

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

Audit Committee. We have a standing audit committee of the Board (the “Audit Committee”) established in accordance with Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The members of our Audit Committee are Mses. Dotter (Chair) and DiCicco and Mr. Hatcher. Each member of the Audit Committee meets the independence and other requirements to serve on our Audit Committee under The Nasdaq Stock Market Rules and the rules of the SEC. In addition, the Board determined that each of Mses. DiCicco and Dotter is considered an “audit committee financial expert” as defined in the rules of the SEC.

The Audit Committee met four times in 2021. The Board has adopted a written charter for the Audit Committee, a copy of which is posted in the Corporate Governance section of our Internet website (at www.swkhold.com). The principal functions of the Audit Committee are to oversee our accounting and financial reporting processes and the audits of our consolidated financial statements, oversee our relationship with our independent auditors, including selecting, evaluating and setting the compensation of, and approving all audit and non-audit services to be performed by the independent auditors, and facilitate communication among our independent auditors and our financial and senior management.

Compensation Committee. We have a standing compensation committee of the Board (the “Compensation Committee”). The members of our Compensation Committee are Mses. Dotter and DiCicco (Chair) and Mr. Hatcher.

The Compensation Committee met one time in 2021. Each current member of the Compensation Committee meets the independence and other requirements to serve on our Compensation Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

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

Governance and Nominating Committee. We have a standing governance and nominating committee of the Board (the “Governance and Nominating Committee”). The members of our Governance and Nominating Committee are Mses. Dotter and DiCicco and Mr. Hatcher (Chair). The Governance and Nominating Committee met one time in 2021. Each of Mses. Dotter and DiCicco and Mr. Hatcher meets the independence and other requirements to serve on our Governance and Nominating Committee under The Nasdaq Stock Market Rules and the rules of the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes the total compensation earned by each of the named executive officers for the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Options Awards ($)	Total ($)
Winston L. Black, CEO	2021	$291,486	$1,277,049	$1,095,125	$2,663,660
	2020	283,250	1,063,341	209,875	1,556,466

Charles Jacobson, CFO¹	2021	$140,000	$—	$—	$140,000
	2020	140,000	—	—	140,000

(1)	Mr. Jacobson was appointed CFO effective September 4, 2012. He is not an employee of the Company and receives no salary or other compensation from the Company. He served as the Company’s CFO pursuant to an agreement between the Company and CFGI, LLC. All of Mr. Jacobson’s compensation was paid by CFGI, LLC. See “Transactions with Related Persons.”

Salary

The amount in the Salary column represents the base salary earned by Mr. Black in the applicable year.

Bonus

The amounts in the bonus column represent bonus awards to Mr. Black calculated in accordance with his employment agreement. The bonus for 2021 was paid in April 2022, and the bonus for 2020 was paid in April 2021.

Material Terms of Employment

On January 28, 2019, the Company entered into an employment agreement with Mr. Black, effective January 1, 2019 (the “Employment Agreement”), for a term expiring on December 31, 2021, unless earlier terminated (the “Term”). The Employment Agreement provides for (i) an annual salary of $275,000 through December 31, 2021 that will increase by three percent per annum effective the first full payroll cycle in each of 2020 and 2021, plus (ii) an annual bonus potential based on the Company’s annual pre-tax profit. For 2018 and beyond, the total bonus pool equals (i) 11.0 percent of the average pre-tax profit for the year of calculation and the immediately prior year multiplied by (ii) one plus 50 percent of the Return on Equity (as defined in the Employment Agreement), subject to certain adjustments.

On December 31, 2021, the Company entered into a letter agreement with Mr. Black that extends the Term of the Employment Agreement through March 31, 2022, unless earlier terminated (the “2021 Letter Agreement”). Except as specifically set forth in the 2021 Letter Agreement, the Employment Agreement and the other contracts by and between Mr. Black and the Company remain unmodified. The 2021 Letter Agreement provides that Mr. Black’s base salary will increase three percent from his then current rate effective the first payroll cycle in 2022. Moreover, pursuant to the 2021 Letter Agreement, the expiration date of Mr. Black’s stock option award that was granted pursuant to an award agreement dated August 18, 2014, as amended, was updated to August 18, 2024, subject to the terms and conditions of the applicable award agreement. On March 31, 2021, the Company entered into an additional letter agreement with Mr. Black that extends the Term of the Employment Agreement through June 30, 2022.

The Employment Agreement provides for six months’ severance if Mr. Black is terminated by the Company without cause or he resigns for good reason (as defined in the Employment Agreement). In addition, the Company can elect to pay Mr. Black his annual salary for up to eighteen months (following the six months’ severance period) to enforce a non-compete and non-solicitation agreement for up to two years from the date of his separation from the Company.

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

2010 Equity Incentive Plan

On November 8, 2010, the Board approved the SWK Holdings Corporation 2010 Equity Incentive Plan (the "2010 Plan"), and the Company’s stockholders approved the plan on November 19, 2019. The purpose of the 2010 Plan is to provide incentives to attract, retain and motivate eligible persons whose present and potential contributions are important to the success of the Company, by offering them an opportunity to participate in the Company’s future performance through the grant of equity awards. The 2010 Plan is administered by the Compensation Committee. The 2010 Plan provides that the administrator may grant or issue stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock, dividend equivalents, performance awards and stock payments, or any combination thereof. The applicable award agreement will contain the period during which the right to exercise the award in whole or in part vests, as well as any other performance condition(s) required for such award agreement to vest. At any time after the grant of an award, the administrator may accelerate the period during which the award vests.

Outstanding Equity Awards at December 31, 2021

Below are the options outstanding for the Company’s named executive officers as of December 31, 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (exercisable) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Winston L. Black	50,000	50,000	$13.70	08/18/24
	50,000	—	13.70	08/18/24
	75,000	—	12.50	01/28/29

Compensation of Directors

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

2021 Director Compensation

The table below summarizes the compensation paid by the Company to our non-employee directors for the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Total ($)
D. Blair Baker	$103,548	$56,473	$160,021
Christopher W. Haga	11,750	77,733	89,483
Aaron G.L. Fletcher	56,000	42,471	98,471
Marcus Pennington	—	48,892	48,892
Edward B. Stead	186,387	42,471	228,858
Michael D. Weinberg	105,839	42,471	148,309

(1)	The amounts reported represent the stock-based compensation expense that was calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. Information about the assumptions used to value these awards can be found in Note 8 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee during 2021 were Messrs. Weinberg and Haga. No members of the Compensation Committee were employees of SWK during 2021 or were formerly officers of SWK. During 2021, none of our executive officers served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our Board or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information regarding the beneficial ownership of our common stock as of April 25, 2022 by the following individuals or groups:

•	each person or entity who is known by us to own beneficially more than five percent of our outstanding stock;

•	each of our named executive officers;

•	each of our directors; and

•	all current directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Applicable percentage ownership in the following table is based on 12,834,760 shares of common stock outstanding as of April 25, 2022 as adjusted to include options and warrants exercisable within 60 days of April 25, 2022 held by the indicated stockholder or stockholders.

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

Name and Address of Beneficial Owner	Number of Share Beneficially Owned	Percentage of Class
Winston L. Black(1)	201,663	1.6%
Wendy F. DiCicco	1,175	*
Laurie L. Dotter	1,709	*
Robert K. Hatcher	1,624	*
Charles Jacobson	606	*
Marcus E. Pennington	4,075	*
All current executive officers and directors as a group (6 persons)	210,852	1.6%

5% Stockholders

Entities affiliated with Carlson Capital, L.P.(2) 2100 McKinney Avenue, Suite 1800 Dallas, Texas 75201	9,093,766	70.9%

Entities affiliated with Cannell Capital, LLC(3) 245 Meriwether Circle Alta, Wyoming 83414	919,830	7.2%
	10,224,448	79.7%

*	Less than one percent

(1)	Includes options to acquire 125,000 shares of common stock that are currently exercisable. Excludes options to acquire 50,000 shares of common stock that vest based upon the 60-day average closing price of the Company’s common stock.

(2)	Based solely on the Schedule 13D/A filed on January 7, 2022 with the SEC reporting beneficial ownership of 9,093,766 shares. The shares are directly beneficially owned by Double Black Diamond Offshore Ltd. and Black Diamond Offshore Ltd. (together, the “Funds”). Carlson Capital, L.P. is the investment manager of the Funds. Asgard Investment Corp. (“Asgard”) is the general partner of Carlson Capital. Clint D. Carlson is the President of Asgard and the Chief Executive Officer of Carlson Capital. Carlson Capital disclaims beneficial ownership of any and all such shares in excess of their pecuniary interest therein.

(3)	Based solely on the Schedule 13F filed on February 14, 2022 with the SEC reporting beneficial ownership of 919,830 shares. The shares are directly beneficially owned by J. Carlo Cannell and Cannell Capital LLC.
6

Equity Compensation Plan Information

The following table provides information as of December 31, 2021, with respect to the shares of common stock issuable under existing equity compensation plans. The category “Equity compensation plans approved by security holders” in the table below consists of the 2010 Plan, which was approved by our stockholders on November 19,2019.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	287,500	$10.75	950,000

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

Certain Transactions with Related Persons

On August 28, 2012, the Company appointed Charles Jacobson as the Company’s Chief Financial Officer, effective September 4, 2012. Mr. Jacobson carries out his role as Chief Financial Officer of the Company pursuant to an agreement between the Company and CFGI, LLC. The agreement outlines the scope of responsibilities of CFGI, as well as Mr. Jacobson’s role. These include, but are not limited to, matters relating to the preparation and filing of the Company’s periodic reports under the Exchange Act, the preparation of the Company’s consolidated financial statements included therein and assisting the Company’s independent auditors with respect to developing and maintaining a system of internal control over financial reporting and disclosure controls and procedures. CFGI is compensated at a fixed annual fee plus reasonable expenses for performing services pursuant to the agreement. CFGI is responsible for all payments to Mr. Jacobson. As a result, Mr. Jacobson does not receive direct compensation from the Company and the amount of aggregate payments made to CFGI are based on the amount of work performed by Mr. Jacobson and CFGI on our behalf. The Company paid CFGI $187,000 and $153,000 in fees for its services in 2021 and 2020, respectively.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BPM LLP (“BPM”) audited our consolidated financial statements for the years ended December 31, 2021 and 2020. Set forth are the aggregated fees billed for audit and other services provided by BPM for 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit fees(1)	$282,000	$240,000
Audit-related fees	26,000	—
Tax fees	—	—
All other fees	—	—
Total fees	$308,000	$240,000

(1)	Consists of fees billed for professional services rendered for the audit of our annual consolidated financial statements and review of our quarterly condensed consolidated financial statements and services, such as consents and review of SEC comment letters that are normally provided by BPM in connection with statutory and regulatory filing engagements.

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

All services provided by the Company’s independent registered public accounting firm in fiscal years 2021 and 2020 were approved in advance by the Audit Committee.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits: See attached Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2022.

SWK Holdings Corporation

By:	/s/ Winston L. Black III
Winston L. Black III
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	May 2, 2022	By:	/s/ Winston L. Black III
Winston L. Black III
Chief Executive Officer
(Principal Executive Officer)

Date:	May 2, 2022	By:	*
Charles M. Jacobson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 2, 2022	By:	*
Wendy F. DiCicco
Director

Date:	May 2, 2022	By:	*
Laurie L. Dotter
Director

Date:	May 2, 2022	By:	*
Robert K. Hatcher
Director

		*By:	/s/ Winston L. Black III
Winston L. Black III
As Attorney-in-Fact Pursuant to
Power of Attorney Previously Filed
10

EXHIBIT INDEX

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.01	Second Amended and Restated Certificate of Incorporation, as amended by the Certificate of Amendment dated April 18, 2000	8-K	3.1	05/04/00
3.02	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated June 29, 2001	S-8	4.02	07/03/01
3.03	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 11, 2001	S-3	4.03	01/18/02
3.04	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation dated November 21, 2005	8-A	3.04	01/31/06
3.05	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Kana Software, Inc.	10-K	3.05	03/31/10
3.06	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of SWK Holdings Corporation	10-Q	3.01	08/14/15
3.07	Amended and Restated Bylaws as of May 20, 2015	8-K	3.02	05/21/15
4.01	Form of Specimen Common Stock Certificate	S-1/A	4.01	09/21/99
4.02	Form of Rights Certificate (Exhibit B to Rights Agreement filed as Exhibit 4.03)	8-K	4.01	04/14/16
4.03	Rights Agreement, dated as of April 8, 2016 by and between SWK Holdings Corporation and Computershare Trust Company, N.A.	8-K	4.02	04/14/16
4.04	Amendment No. 1 to Rights Agreement, dated as of April 8, 2019, by and between SWK Holdings Corporation and Computershare Trust Company, N.A., as Rights Agent	8-K	4.01	04/08/19
4.05	Amendment No. 2 to Rights Agreement, dated as of February 23, 2021, by and between SWK Holdings Corporation and Computershare Trust Company, N.A., as Rights Agent	8-K	4.01	02/24/21
4.06	Amendment No. 3 to Rights Agreement, dated as of March 31, 2022, by and between SWK Holdings Corporation and Computershare Trust Company, N.A., as Rights Agent	8-K	4.01	04/01/22
4.07	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	4.05	03/31/21
10.02	2010 Equity Incentive Plan.*	10-Q	10.1	11/09/10
10.03	SWK Holdings Corporation 2010 Equity Incentive Plan Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10
10.05	Voting Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.3	09/09/13
10.06	Registration Rights Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.4	09/09/13
10.07	Employment Agreement, dated January 28, 2019, between the Company and Winston L. Black III.*	8-K	10.1	01/30/19
10.08	Letter Agreement dated December 31, 2021 by and between SWK Holdings Corporation and Winston L. Black III*	8-K	10.01	01/03/22
10.09	Letter Agreement dated March 11, 2022 by and between SWK Holdings Corporation and Winston L. Black III*	8-K	10.01	04/01/22

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.10	Royalty Agreement, dated April 2, 2013, among SWK Funding LLC, Bess Royalty, L.P. and InSite Vision Incorporated#	S-1/A	10.13	04/01/14
10.11	Securities Purchase Agreement, dated August 18, 2014, between SWK Holdings Corporation and Carlson Capital, L.P.	8-K/A	10.1	08/21/14
10.12	Stockholders’ Agreement, dated August 18, 2014, among Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd. and SWK Holdings Corporation	8-K	10.2	08/19/14
10.13	Royalty Agreement dated December 13, 2016, among SWK Funding LLC and Opiant Pharmaceuticals, Inc.	10-K	10.16	03/29/18
10.14	Loan and Security Agreement between SWK Holdings Corporation and SWK Funding LLC as Borrowers and Certain Financial Institutions as Lenders and State Bank and Trust Company as Agent dated June 29, 2018	8-K	10.1	06/29/18
10.15	Second Amendment to Loan and Security Agreement dated June 29, 2021 by and among SWK Holdings Corporation and Cadence Bank, N.A.	8-K	10.1	06/29/21
10.16	Third Amendment to Loan and Security Agreement dated September 27, 2021 by and among SWK Holdings Corporation and Cadence Bank, N.A.	8-K	10.1	10/01/21
21.01	Subsidiaries**
23.01	Consent of Independent Registered Public Accounting Firm - BPM LLP**
24.01	Power of Attorney**
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.03	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
31.04	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS+	XBRL Instance**
101.SCH+	XBRL Taxonomy Extension Schema**
101.CAL+	XBRL Taxonomy Extension Calculation**
101.DEF+	XBRL Taxonomy Extension Definition**
101.LAB+	XBRL Taxonomy Extension Labels**
101.PRE+	XBRL Taxonomy Extension Presentation**
*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.
**	Previously filed with the Registrant’s Annual Report on Form 10-K filed with the SEC on March 25, 2022.
#	Confidential treatment is requested for certain confidential portions of these exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from these exhibits and filed separately with the Securities and Exchange Commission
+	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.

