Form 10-Q
period 2022-03-31
SWK Holdings Corp
filed 2022-05-10
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 4, 2022, there were 12,834,760 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended March 31, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$41,399	$42,863
Interest and accounts receivable, net	1,979	1,803
Marketable investments	1,006	1,034
Other current assets	1,576	1,727
Total current assets	45,960	47,427

Finance receivables, net	188,278	181,553
Marketable investments	106	119
Cost method investment	3,491	3,491
Deferred tax asset, net	19,460	20,539
Warrant assets	2,878	3,419
Intangible assets, net	9,467	9,964
Goodwill	8,404	8,404
Property and equipment, net	5,991	5,779
Other non-current assets	1,915	1,970
Total assets	$285,950	$282,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,863	$5,087
Revolving credit facility	—	8
Total current liabilities	4,863	5,095

Contingent consideration payable	8,530	8,530
Other non-current liabilities	1,758	1,804
Total liabilities	15,151	15,429

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,834,813 and 12,836,133 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	4,431,804	4,431,719
Accumulated deficit	(4,161,018)	(4,164,496)
Total stockholders’ equity	270,799	267,236
Total liabilities and stockholders’ equity	$285,950	$282,665

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Finance receivable interest income, including fees	$10,415	$8,679
Pharmaceutical development	236	198
Other	480	496
Total revenues	11,131	9,373
Costs and expenses:
Interest expense	80	145
Pharmaceutical manufacturing, research and development expense	1,901	1,548
Depreciation and amortization expense	704	1,682
General and administrative	3,160	2,885
Income from operations	5,286	3,113
Other (expense) income, net
Unrealized net (loss) gain on derivatives	(693)	283
Unrealized net (loss) gain on equity securities	(28)	932
Income before income tax expense	4,565	4,328
Income tax expense	1,087	939
Net income	$3,478	$3,389
Net income per share
Basic	$0.27	$0.26
Diluted	$0.27	$0.26
Weighted Average Shares
Basic	12,830	12,793
Diluted	12,888	12,810

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Equity
Balances at December 31, 2021	12,836,133	13	$4,431,719	$(4,164,496)	$267,236
Stock-based compensation	—	—	85	—	85
Issuance of common stock upon vesting of restricted stock	5,495	—	—	—	—
Forfeiture of unvested restricted stock	(6,815)	—	—	—	—
Net income	—	—	—	3,478	3,478
Balances at March 31, 2022	12,834,813	$13	$4,431,804	$(4,161,018)	$270,799

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-	Accumulated	Total Stockholders’
	Shares	Amount	In Capital	Deficit	Equity
Balances at December 31, 2020	12,792,586	$13	$4,430,924	$(4,190,425)	$240,512
Stock-based compensation	—	—	177	—	177
Issuance of common stock upon vesting of restricted stock	3,021	—	—	—	—
Net income	—	—	—	3,389	3,389
Balances at March 31, 2021	12,795,607	$13	$4,431,101	$(4,187,036)	$244,078

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$3,478	$3,389
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	14	46
Deferred income taxes	1,079	918
Change in fair value of warrants	693	(283)
Change in fair value of equity securities	28	(699)
Loan discount amortization and fee accretion	(421)	(628)
Interest income paid-in-kind	(734)	(13)
Stock-based compensation	85	177
Depreciation and amortization expense	704	1,682
Changes in operating assets and liabilities:
Interest and accounts receivable	(176)	(260)
Other assets	(225)	(308)
Accounts payable and other liabilities	(270)	350
Net cash provided by operating activities	4,255	4,371

Cash flows from investing activities:
Investment in equity securities	—	(233)
Investment in finance receivables	(22,700)	(7,100)
Repayment of finance receivables	16,978	2,304
Corporate debt securities principal payments	13	18
Purchases of property and equipment	(58)	(321)
Other	56	163
Net cash used in investing activities	(5,711)	(5,169)

Cash flows from financing activities:
Net payments on credit facility	(8)	(600)
Net cash used in financing activities	(8)	(600)

Net decrease in cash and cash equivalents	(1,464)	(1,398)
Cash and cash equivalents at beginning of period	42,863	3,008
Cash and cash equivalents at end of period	$41,399	$1,610

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of March 31, 2022, the Company had 35 full-time employees.

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

As of May 4, 2022, the Company and its partners have executed transactions with 45 different parties under its specialty finance strategy, funding an aggregate of $643.2 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 25, 2022.

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

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which updates the requirements for accounting for credit losses under ASC 326, eliminates the accounting guidance on troubled debt restructurings for creditors, and enhances creditors’ disclosure requirements related to loan refinancings and restructurings for borrowers experiencing financial difficulty. The ASU also amends the guidance on vintage disclosures to require disclosure of gross write-offs by year of origination. The amendments are effective in periods beginning after December 15, 2022 using either a prospective or modified retrospective transition. Early adoption of certain or all of the amendments is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity. ASU 2020-04 is effective from March 12, 2020 through December 31, 2022. An entity may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. An entity may elect to apply the amendments in ASU 2020-04 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020 and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. The one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020 but no later than December 31, 2022. The Company has identified existing loans that reference LIBOR and is in the process of evaluating alternatives in each situation. The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04 and does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$3,478	$3,389

Denominator:
Weighted-average shares outstanding	12,830	12,793
Effect of dilutive securities	58	17
Weighted-average diluted shares	12,888	12,810

Basic net income per share	$0.27	$0.26
Diluted net income per share	$0.27	$0.26

For the three months ended March 31, 2022 and 2021, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 300,000 and 411,000, respectively, have been excluded from the calculation of diluted net income per share as such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of March 31, 2022 and December 31, 2021, the Company had a credit loss allowance of $8.4 million. Of the total $8.4 million, $1.2 million and $0.6 million are associated with the Company’s Cambia® and Besivance® royalties, respectively. The remaining $6.6 million is related to the ABT Molecular Imaging, Inc., now known as Best ABT, Inc. (“Best”), second lien term loan that was recognized in order to reflect the Best royalty at its estimated fair value.

The carrying values of finance receivables are as follows (in thousands):

	March 31, 2022	December 31, 2021
Term loans	$145,187	$136,312
Royalty purchases	51,459	53,629
Total before allowance for credit losses	196,646	189,941
Allowance for credit losses	(8,368)	(8,388)
Total carrying value	$188,278	$181,553

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	March 31, 2022			December 31, 2021
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$9,789	$135,398	$145,187	$18,288	$118,024	$136,312
Royalty purchases, net of credit loss allowance	3,217	39,874	43,091	3,362	41,879	45,241
Total carrying value	$13,006	$175,272	$188,278	$21,650	$159,903	$181,553

As of March 31, 2022, the Company had two finance receivables in nonaccrual status: (1) the term loan to Flowonix Medical, Inc. (“Flowonix”), with a net carrying value of $9.8 million and (2) the Best royalty, with a net carrying value of $3.2 million. Although in nonaccrual status, the Flowonix term loan was not considered impaired as of March 31, 2022 and December 31, 2021. The Company collected $0.5 million on its nonaccrual finance receivables during the three months ended March 31, 2022.

Note 4. Marketable Investments

Investments in available-for-sale corporate debt securities and equity securities as of March 31, 2022 and December 31, 2021 consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Corporate debt securities	$106	$119
Equity securities	1,006	1,034
Total marketable investments	$1,112	$1,153

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale corporate debt securities as of March 31, 2022 and December 31, 2021, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
March 31, 2022	$106	$—	$—	$106

December 31, 2021	$119	$—	$—	$119

The following table presents unrealized net income (loss) on equity securities during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Unrealized net (loss) gain on equity securities reflected in the unaudited condensed consolidated statements of income	$(28)	$932

Note 5. Intangible Assets

The following table summarizes the gross book value, accumulated amortization and net book value balances of intangible assets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Licensing Agreement(1)	$29,400	$20,266	$9,134	$29,400	$19,780	$9,620
Trade names and trademarks	210	55	155	210	50	160
Customer relationships	240	62	178	240	56	184
Total intangible assets	$29,850	$20,383	$9,467	$29,850	$19,886	$9,964
(1)	Prior to the acquisition, Enteris entered into a non-exclusive commercial license agreement (the “License Agreement”) with Cara Therapeutics, Inc. (“Cara”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

Amortization expense related to intangible assets was $0.5 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively.

The estimated future amortization expense related to intangible assets as of March 31, 2022 is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$1,277
2023	1,703
2024	1,546
2025	1,076
2026	1,076
Thereafter	2,789
Total	$9,467

Note 6. Commitments and Contingencies

Contingent Consideration

The Company recorded contingent consideration related to the August 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. The estimated fair value of contingent consideration as of March 31, 2022 and December 31, 2021 was $8.5 million. The Company did not recognize a change in the estimated fair value of its contingent consideration during the three months ended March 31, 2022 and 2021.

Unfunded Commitments

As of March 31, 2022, the Company’s unfunded commitments were as follows (in millions):

4Web, Inc.	$0.5
Trio Healthcare Ltd. Loan	2.7
Ideal Implant, Inc.	2.0
Total unfunded commitments	$5.2

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended March 31, 2022.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$2,878	$—	$—	$2,878
Marketable investments	1,112	1,006	—	106

Financial Liabilities
Contingent consideration payable	$8,530	$—	$—	$8,530

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$3,419	$—	$—	$3,419
Marketable investments	1,153	1,034	—	119

Financial Liabilities
Contingent consideration payable	$8,530	$—	$—	$8,530

The changes in fair value of the warrant assets during the three months ended March 31, 2022 and 2021 were as follows (in thousands):

March 31, 2022		March 31, 2021
Fair value – Fair value - December 31, 2021	$3,419	Fair value - December 31, 2020	$2,972
Issued	152	Issued	—
Canceled	—	Canceled	—
Change in fair value	(693)	Change in fair value	283
Fair value - March 31, 2022	$2,878	Fair value - March 31, 2021	$3,255

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

	March 31, 2022	December 31, 2021
Dividend rate range	—	—
Risk-free rate range	2.3% to 2.5%	0.97% to 1.44%
Expected life (years) range	2.3 to 6.9	2.6 to 7.0
Expected volatility range	52.0% to 142.6%	60.2% to 142.0%

As of March 31, 2022 and December 31, 2021, the Company had two royalties, Best and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022	$5,051	$—	$—	$5,051

December 31, 2021	$5,612	$—	$—	$5,612

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2022 and December 31, 2021.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.

As of March 31, 2022 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$41,399	$41,399	$41,399	$—	$—
Finance receivables	188,278	188,278	—	—	188,278
Marketable investments	1,112	1,112	1,006	—	106
Warrant assets	2,878	2,878	—	—	2,878

Financial Liabilities
Contingent consideration payable	$8,530	$8,530	$—	$—	$8,530
14

As of December 31, 2021 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$42,863	$42,863	$42,863	$—	$—
Finance receivables	181,553	181,553	—	—	181,553
Marketable investments	1,153	1,153	1,034	—	119
Warrant assets	3,419	3,419	—	—	3,419

Financial Liabilities
Contingent consideration payable	$8,530	$8,530	$—	$—	$8,530

Note 8. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as the Company believes it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers.

The following table provides the contract revenue recognized by revenue source for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Pharmaceutical Development Segment
License Agreement	$116	$179
Pharmaceutical Development and other	600	515
Total contract revenue	$716	$694

The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.

The Company’s contract liabilities are presented as deferred revenues and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	March 31, 2022	December 31, 2021
Pharmaceutical Development Segment
Deferred revenue	$36	$185
Total contract liabilities	$36	$185

During the three months ended March 31, 2022, the Company recognized $0.1 million of 2021 deferred revenue from satisfaction of performance obligations. The Company did not have any contract assets nor did it have any contract liabilities related to the License Agreement as of March 31, 2022 or December 31, 2021.

Note 9. Segment Information

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

As described in Note 1, the Company has determined it has two reportable segments: Finance Receivables and Pharmaceutical Development, and each are individually managed and provide separate services. Revenues by segment represent revenues earned on the services offered within each segment. The Company does not report assets by reportable segment, as this metric is not used by the Company’s chief executive officer in assessing performance or allocating resources to the segments.

The following table presents financial information for the Company’s reportable revenue by geographic region for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
United States, country of domicile	$8,125	$7,652
International	3,006	1,721
Total revenue	$11,131	$9,373

Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income taxes. Management uses this measure of net income (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2022
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$10,415	$236	$—	$10,651
Other revenue	—	480	—	480
Interest expense	80	—	—	80
Manufacturing, research and development	—	1,901	—	1,901
Depreciation and amortization expense	—	704	—	704
General and administrative	102	1,035	2,023	3,160
Other expense, net	(721)	—	—	(721)
Income tax expense	—	—	1,087	1,087
Net income (loss)	9,512	(2,924)	(3,110)	3,478
16

	Three Months Ended March 31, 2021
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$8,679	$198	$—	$8,877
Other revenue	—	496	—	496
Interest expense	145	—	—	145
Manufacturing, research and development	—	1,548	—	1,548
Depreciation and amortization expense	—	1,680	2	1,682
General and administrative	184	1,106	1,595	2,885
Other income, net	1,215	—	—	1,215
Income tax expense	—	—	939	939
Net income (loss)	9,565	(3,640)	(2,536)	3,389

Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this report.

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

Among the ESG issues we support within the Company, we are committed to recruiting, motivating and developing a diversity of talent. We promote and foster a company culture where every voice is welcome, heard and respected, regardless of age, gender, race, religion, sexual orientation, physical conditions, cultural background or country of origin. Our commitment to ESG initiatives is an endeavor both the Board and management undertake for the general betterment of those both inside and outside the Company.

The nature of our business supports environmental sustainability by being mindful of products we and our partners use in our businesses. We promote recycling to reduce landfill, and we offer our employees a hybrid work model, which allows employees the flexibility to work remotely, thereby reducing the carbon output from commuting in cars or buses.

Overview

We have organized our operations into two segments: Finance Receivables and Pharmaceutical Development. These segments reflect the way the Company evaluates it business performance and manages its operations. Please refer to Item 1. Financial Statements, Note 9 of the notes to the unaudited condensed consolidated financial statements for further information regarding segment information.

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the three months ended March 31, 2022 (in thousands, except rate, share and per share data).

Royalty Purchases	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Revenue Recognized
Beleodaq®	Oncology treatment		$7,600	$4,421	$302
Besivance®	Ophthalmic antibiotic	(1)	6,000	—	10
Best ABT, Inc.	Oncology diagnosis	(2), (3)	5,784	3,217	—
Coflex®/Kybella®/Zalviso®	Spinal stenosis/submental fullness		4,350	4,068	125
Cambia®	NSAID migraine treatment	(2)	8,500	1,834	(15)
Forfivo XL®	Depressive disorder treatment		6,000	1,434	448
Ideal Implant, Inc.	Aesthetics		3,000	3,214	134
Iluvien®	Diabetic macular edema		16,501	15,998	585
Narcan®	Opioid overdose treatment		17,500	505	1,424
Ostomy Products Royalty	Ostomy products		3,900	4,026	163
Veru, Inc.	Women’s health		10,000	4,374	288
18

Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Rate	Revenue Recognized
4Web, Inc.	First lien		06/03/23	$26,931	$28,788	15.3%	$1,056
AOTI, Inc.	First lien		03/21/27	12,000	11,884	11.0%	39
Acer Therapeutics, Inc.	First lien		03/04/24	6,500	6,322	12.0%	130
Acerus Pharmaceuticals Corporation	First lien	(4)	10/11/23	—	—	12.0%	538
B&D Dental Corporation	First lien	(4)	12/10/18	—	—	14.0%	2,401
BIOLASE, Inc.	First lien		05/31/25	14,300	14,547	10.3%	445
Biotricity, Inc.	First lien		12/26/26	12,000	11,775	11.5%	386
Epica International, Inc.	First lien		07/23/24	12,000	12,220	9.5%	353
eTon Pharmaceuticals, Inc.	First lien		11/13/24	6,615	6,580	12.0%	243
Flowonix Medical, Inc.	First lien	(3)	12/23/25	10,428	9,789	14.0%	—
Keystone Dental Group	First lien	(5)	08/01/23	15,000	15,503	11.5%	448
MolecuLight, Inc.	First lien		12/29/26	10,000	9,923	12.5%	274
Sincerus Pharmaceuticals, Inc.	First lien		03/19/26	11,000	11,106	13.0%	412
Trio Healthcare Ltd.	First lien		07/01/26	6,800	6,750	12.5%	226

Cost Method Investment	Licensed Technology	Footnote	Maturity Date	Principal	GAAP Balance	Rate	Revenue Recognized
Tissue Regeneration Therapeutics, Inc. (“TRT”)	Umbilical cord banking	(3)	N/A	$3,491	$3,491	N/A	$—

Marketable Investments	Number of Shares	Footnote	Funded Amount	GAAP Balance	Income (Loss) Recognized
Secured Royalty Financing (Marketable Investment)	N/A	(3)	$3,000	$106	$—
Bioventus, Inc. Common Stock	71,361		N/A	1,006	(28)
Epica International, Inc.	25,000		N/A	—	—
Sincerus Pharmaceuticals, Inc.	26,575		N/A	—	—

Warrants to Purchase Stock	Number of Shares	Footnote	Exercise Price per Share ($)	GAAP Balance	Income (Loss) Recognized
4Web, Inc.	TBD		TBD	$—	$—
AOTI, Inc.	92,490		9.56	—	—
Acer Therapeutics, Inc.	150,000		2.46	156	4
Acerus Pharmaceuticals Corporation	7,764,004		0.053 CAD	230	129
BIOLASE, Inc.	550,977		0.39	130	(54)
Biotricity, Inc.	57,536		6.26	76	(100)
CeloNova BioSciences, Inc.	TBD	(1)	0.01	—	—
DxTerity Diagnostics, Inc.	2,019,231	(1)	2.08	—	—
Epica International, Inc.	TBD		TBD	—	—
eTon Pharmaceuticals, Inc.	51,239		5.86	98	3
eTon Pharmaceuticals, Inc.	18,141		6.62	35	1
EyePoint Pharmaceuticals, Inc.	40,910		11.00	271	(6)
EyePoint Pharmaceuticals, Inc.	7,773		19.30	40	(1)
Flowonix Medical, Inc.	155,561	(3)	3.86	—	—
Harrow Health, Inc.	373,847	(1)	2.08	1,842	(669)
19

	Assets	Revenue
Total finance receivables	$188,278	$10,415
Total marketable investments	1,112	N/A
Cost method investment	3,491	N/A
Fair value of warrant assets	2,878	N/A
Total assets/revenues	$195,759	$10,415

(1)	Loan/royalty was paid off during the year ended December 31, 2021.
(2)	Investment is considered impaired.
(3)	Investment is on nonaccrual.
(4)	The loan/royalty was paid off during the first quarter of 2022.
(5)	An amendment was signed in February 2022 to extend the maturity date from November 2022 to August 2023.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2022, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended March 31, 2022 and 2021 (in millions)

	Three Months Ended March 31,
	2022	2021	Change
Revenues	$11.1	$9.4	$1.7
Interest expense	0.1	0.1	—
Pharmaceutical manufacturing, research and development expense	1.9	1.5	0.4
Depreciation and amortization expense	0.7	1.7	(1.0)
General and administrative	3.2	2.9	0.3
Other (expense) income, net	(0.7)	1.2	(1.9)
Income tax expense	1.1	0.9	0.2
Net income	3.5	3.4	0.1

Revenues

Revenues increased to $11.1 million for the three months ended March 31, 2022 from $9.4 million for the three months ended March 31, 2021. The $1.7 million increase in revenues primarily consists of $2.6 million of interest and fees earned from the payoff of two term loans during the first quarter of 2022 and a $1.9 million increase in interest and fees earned due to funding new and existing loans. The increase in revenue was partially offset by a $2.0 million decrease in interest and fees earned on finance receivables that were paid off in 2021 and a $1.0 million net decrease in royalty revenue when compared to the same period of the previous year.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense for both the three months ended March 31, 2022 and 2021 was $0.1 million, respectively.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense increased from $1.5 million for the three months ended 2021 to $1.9 million for the three months ended March 31, 2022. The $0.4 million increase was primarily due to an increase in manufacturing materials for pipeline projects and clinical trials.

Depreciation and Amortization

The $1.0 million decrease in depreciation and amortization expense for the three months ended March 31, 2022 primarily consists of a decrease in amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff and Board, legal and audit expenses, and corporate governance expenses. General and administrative expenses increased to $3.2 million for the three months ended March 31, 2022 from $2.9 million for the three months ended 2021. The $0.3 million increase was primarily due to a $0.1 million increase in general office and rent expense, as well as a $0.2 million increase in accounting, audit and legal professional fees.

Other (Expense) Income, Net

Other (expense) income, net for three months ended March 31, 2022 reflected a net aggregate fair market value loss of $0.7 million on our warrant derivatives and Bioventus common stock. Other income (expense), net for the three months ended March 31, 2021 reflected a net fair market value gain of $0.3 million on our warrant derivatives and a net fair market value gain of $0.9 million on our Misonix common stock, which was tendered in 2021 in exchange for $1.9 million in cash and 71,361 shares of Bioventus common stock.

Income Tax Expense

During the three months ended March 31, 2022 and 2021, we recognized income tax expense of $1.1 million and $0.9 million, respectively. The $0.2 million increase in income tax expense is a result of slightly higher taxable income and a higher effective tax rate for the three months ended March 31, 2022 when compared to the same period of 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had $41.4 million in cash and cash equivalents, compared to $42.9 million in cash and cash equivalents as of December 31, 2021. The primary driver of the $1.5 million decrease in our cash balance was $22.4 million of investment funding, net of deferred fees and origination expenses; $2.8 million of accounts payable, including $0.5 million for Enteris’s internal pipeline projects; payroll and benefits expense of $2.6 million and $0.1 million of credit facility interest and other expenses. The decrease was partially offset by $26.0 million of interest, fees, principal and royalty payments received on our finance receivables and $0.4 million of customer payments generated by our Pharmaceutical Development segment.

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

As of March 31, 2022, our finance receivables portfolio contains $188.3 million of finance receivables, $1.1 million of marketable investments, and $3.5 million related to our cost method investment. In the aggregate, we expect these assets to generate positive cash flows in 2022. However, the COVID-19 pandemic has created substantial uncertainty in the global markets and economy; therefore, we will continue to monitor the short and long-term impact this may have on our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates with a LIBOR-based interest rate floor. Changes in interest rates, including LIBOR rates, may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

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

We entered into a $20.0 million revolving credit facility in June 2018. The credit facility was amended on September 27, 2021 to extend the termination date to September 30, 2022 and to increase the credit facility commitment to $22.0 million. We continue to explore other options with respect to a new credit facility. As of March 31, 2022, $22.0 million was available for borrowing under the credit facility.

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the partner company defaults, and the value of any existing collateral becomes worthless. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Please refer to Item 1. Financial Statements, Note 6 of the notes to the unaudited condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2022, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at March 31, 2022 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the three months ended March 31, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 25, 2022. There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2022.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
27