Form 10-Q
period 2022-06-30
SWK Holdings Corp
filed 2022-08-10
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 3, 2022, there were 12,828,704 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended June 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$55,118	$42,863
Interest and accounts receivable, net	1,869	1,803
Marketable investments	487	1,034
Other current assets	1,366	1,727
Total current assets	58,840	47,427

Finance receivables, net	174,859	181,553
Marketable investments	98	119
Cost method investment	3,491	3,491
Deferred tax assets, net	19,281	20,539
Warrant assets	2,481	3,419
Intangible assets, net	9,042	9,964
Goodwill	8,404	8,404
Property and equipment, net	6,071	5,779
Other non-current assets	1,858	1,970
Total assets	$284,425	$282,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,776	$5,087
Revolving credit facility	—	8
Total current liabilities	2,776	5,095

Contingent consideration payable	8,530	8,530
Other non-current liabilities	1,589	1,804
Total liabilities	12,895	15,429

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,839,118 and 12,836,133 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	4,431,970	4,431,719
Accumulated deficit	(4,160,453)	(4,164,496)
Total stockholders’ equity	271,530	267,236
Total liabilities and stockholders’ equity	$284,425	$282,665

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Finance receivable interest income, including fees	$6,828	$11,805	$17,243	$20,484
Pharmaceutical development	114	10,461	350	10,659
Other	—	—	480	496
Total revenues	6,942	22,266	18,073	31,639
Costs and expenses:
Interest expense	80	94	160	239
Pharmaceutical manufacturing, research and development expense	1,480	1,542	3,381	3,090
Change in fair value of acquisition-related contingent consideration	—	(147)	—	(147)
Depreciation and amortization expense	626	811	1,330	2,493
General and administrative	3,018	3,360	6,178	6,245
Income from operations	1,738	16,606	7,024	19,719
Other (expense) income, net
Unrealized net (loss) gain on derivatives	(472)	609	(1,165)	892
Unrealized net (loss) gain on equity securities	(519)	283	(547)	1,215
Income before income tax expense	747	17,498	5,312	21,826
Income tax expense	182	3,528	1,269	4,467
Net income	$565	$13,970	$4,043	$17,359
Net income per share
Basic	$0.04	$1.09	$0.32	$1.36
Diluted	$0.04	$1.09	$0.31	$1.35
Weighted average shares outstanding
Basic	12,835	12,796	12,833	12,794
Diluted	12,885	12,834	12,882	12,822

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Six Months Ended June 30, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2021	12,836,133	13	$4,431,719	$(4,164,496)	$267,236
Stock-based compensation	—	—	85	—	85
Issuance of common stock upon vesting of restricted stock	5,495	—	—	—	—
Forfeiture of unvested restricted stock	(6,815)	—	—	—	—
Net income	—	—	—	3,478	3,478
Balances at March 31, 2022	12,834,813	13	4,431,804	(4,161,018)	270,799
Stock-based compensation	—	—	166	—	166
Issuance of common stock upon vesting of restricted stock	4,305	—	—	—	—
Net income	—	—	—	565	565
Balances at June 30, 2022	12,839,118	$13	$4,431,970	$(4,160,453)	$271,530

	Six Months Ended June 30, 2021
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2020	12,792,586	$13	$4,430,924	$(4,190,425)	$240,512
Stock-based compensation	—	—	177	—	177
Issuance of common stock upon vesting of restricted stock	3,021	—	—	—	—
Net income	—	—	—	3,389	3,389
Balances at March 31, 2021	12,795,607	13	4,431,101	(4,187,036)	244,078
Stock-based compensation	—	—	187	—	187
Issuance of common stock upon vesting of restricted stock	2,940	—	—	—	—
Net income	—	—	—	13,970	13,970
Balances at June 30, 2021	12,798,547	$13	$4,431,288	$(4,173,066)	$258,235

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$4,043	$17,359
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	29	93
Deferred income taxes	1,257	4,369
Change in fair value of warrants	1,165	(892)
Change in fair value of equity securities	547	(1,215)
Change in fair value of acquisition-related contingent consideration	—	(147)
Loan discount amortization and fee accretion	(780)	(1,130)
Interest income paid-in-kind	(1,599)	(26)
Stock-based compensation	251	364
Depreciation and amortization expense	1,330	2,493
Changes in operating assets and liabilities:
Interest and accounts receivable	(66)	(728)
Other assets	(256)	(477)
Accounts payable and other liabilities	(2,526)	(813)
Net cash provided by operating activities	3,395	19,250

Cash flows from investing activities:
Investment in finance receivables	(25,350)	(20,100)
Repayment of finance receivables	34,195	22,779
Corporate debt securities principal payments	21	31
Purchases of property and equipment	(111)	(671)
Other	113	163
Net cash provided by investing activities	8,868	2,202

Cash flows from financing activities:
Net payments on credit facility	(8)	(11,758)
Payment of acquisition-related contingent consideration	—	(6,083)
Net cash used in financing activities	(8)	(17,841)

Net increase in cash and cash equivalents	12,255	3,611
Cash and cash equivalents at beginning of period	42,863	3,008
Cash and cash equivalents at end of period	$55,118	$6,619

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of June 30, 2022, the Company had 34 full-time employees.

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

As of August 3, 2022, the Company and its partners have executed transactions with 46 different parties under its specialty finance strategy, funding an aggregate of $649.6 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

During 2019, the Company commenced its Pharmaceutical Development segment with the acquisition of Enteris BioPharma, Inc. (“Enteris”). Enteris is a clinical stage biopharmaceutical company offering innovative formulation solutions built around its proprietary oral drug delivery technologies, the Peptelligence® platform. Since its founding in 2013, Enteris has advanced multiple internal and external programs leveraging Peptelligence®, which enables the oral delivery of molecules that are typically injected, including peptides and BCS Class II, III, and IV small molecules, in an enteric-coated tablet formulation. Peptelligence® utilizes a unique multifaceted approach to increase the solubility and absorption of peptides and small molecules, addressing the complex challenges regarding solubility and permeability of therapeutics with low oral bioavailability. Peptelligence® is protected by an extensive patent estate that extends until 2036.

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

Recent Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which updates the requirements for accounting for credit losses under Accounting Standards Codification 326, eliminates the accounting guidance on troubled debt restructurings for creditors, and enhances creditors’ disclosure requirements related to loan refinancings and restructurings for borrowers experiencing financial difficulty. The ASU also amends the guidance on vintage disclosures to require disclosure of gross write-offs by year of origination. The amendments are effective in periods beginning after December 15, 2022 using either a prospective or modified retrospective transition. Early adoption of certain or all of the amendments is permitted. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” This ASU adds an impairment model, known as the current expected credit loss (“CECL”) model, that is based on expected losses rather than incurred losses. Under this guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of losses. This ASU describes the impairment allowance as a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities should be measured in a manner similar to current GAAP; however, the amendments in this update require that credit losses be presented as an allowance rather than as a write-down, which will allow an entity the ability to record reversals of credit losses in current period net income. On November 15, 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” which finalized various effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies. Under ASU 2019-10, the effective date for implementation of CECL for smaller reporting companies was extended to fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently evaluating the new guidance but believes it is likely to incur more upfront losses on its portfolio under the new CECL model.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity. ASU 2020-04 was effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company has identified existing loans that reference LIBOR and is in the process of evaluating alternatives in each situation. The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04 and does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$565	$13,970	$4,043	$17,359

Denominator:
Weighted-average shares outstanding	12,835	12,796	12,833	12,794
Effect of dilutive securities	50	38	49	28
Weighted-average diluted shares	12,885	12,834	12,882	12,822

Basic net income per share	$0.04	$1.09	$0.32	$1.36
Diluted net income per share	$0.04	$1.09	$0.31	$1.35

For the three months ended June 30, 2022 and 2021, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 308,000 and 391,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive. For the six months ended June 30, 2022 and 2021, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 309,000 and 401,000, respectively, have been excluded from the calculation of diluted net income per share, as all such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of June 30, 2022 and December 31, 2021, the Company had a credit loss allowance of $8.4 million. Of the total $8.4 million, $1.2 million and $0.6 million are associated with the Company’s Cambia® and Besivance® royalties, respectively. The remaining $6.6 million is related to the ABT Molecular Imaging, Inc., now known as Best ABT, Inc. (“Best”), second lien term loan that was recognized in order to reflect the Best royalty at its estimated fair value. Approximately $23,000 of cash receipts received from the Company’s Besivance® royalty during the six months ended June 30, 2022 were applied toward the allowance for credit losses.

The carrying values of finance receivables are as follows (in thousands):

	June 30, 2022	December 31, 2021
Term loans	$133,004	$136,312
Royalty purchases	50,220	53,629
Total before allowance for credit losses	183,224	189,941
Allowance for credit losses	(8,365)	(8,388)
Total carrying value	$174,859	$181,553

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	June 30, 2022			December 31, 2021
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$9,789	$123,215	$133,004	$18,288	$118,024	$136,312
Royalty purchases, net of credit loss allowance	3,127	38,728	41,855	3,362	41,879	45,241
Total carrying value	$12,916	$161,943	$174,859	$21,650	$159,903	$181,553

As of June 30, 2022, the Company had two finance receivables in nonaccrual status: (1) the term loan to Flowonix Medical, Inc. (“Flowonix”), with a net carrying value of $9.8 million and (2) the Best royalty, with a net carrying value of $3.1 million. Although in nonaccrual status, the Flowonix term loan was not considered impaired as of June 30, 2022 and December 31, 2021. The Company collected $0.6 million on its nonaccrual finance receivables during the six months ended June 30, 2022.

Note 4. Marketable Investments

Investments in available-for-sale corporate debt securities and equity securities as of June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Corporate debt securities	$98	$119
Equity securities	487	1,034
Total marketable investments	$585	$1,153

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale corporate debt securities as of June 30, 2022 and December 31, 2021, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
June 30, 2022	$98	$—	$—	$98
December 31, 2021	$119	$—	$—	$119

The following table presents unrealized net (loss) gain on equity securities during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized net (loss) gain on equity securities reflected in the unaudited condensed consolidated statements of income	$(519)	$283	$(547)	$1,215

Note 5. Intangible Assets

The following table summarizes the gross book value, accumulated amortization and net book value balances of intangible assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Licensing Agreement(1)	$29,400	$20,680	$8,720	$29,400	$19,780	$9,620
Trade names and trademarks	210	60	150	210	50	160
Customer relationships	240	68	172	240	56	184
Total intangible assets	$29,850	$20,808	$9,042	$29,850	$19,886	$9,964

(1)	Prior to the acquisition, Enteris entered into a non-exclusive commercial license agreement (the “License Agreement”) with Cara Therapeutics, Inc. (“Cara”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

Amortization expense related to intangible assets was $0.4 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense related to intangible assets was $0.9 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively.

The estimated future amortization expense related to intangible assets as of June 30, 2022 is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$851
2023	1,703
2024	1,546
2025	1,076
2026	1,076
Thereafter	2,790
Total	$9,042

Note 6. Commitments and Contingencies

Contingent Consideration

The Company recorded contingent consideration related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. The estimated fair value of contingent consideration as of June 30, 2022 and December 31, 2021 was $8.5 million. The Company did not recognize a change in the estimated fair value of its contingent consideration during the six months ended June 30, 2022. The Company recognized a $0.1 million gain on the change in fair value of its contingent consideration during the six months ended June 30, 2021.

Unfunded Commitments

As of June 30, 2022, the Company’s unfunded commitments were as follows (in millions):

Trio Healthcare Ltd. Loan	$1.4
Total unfunded commitments	$1.4

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the six months ended June 30, 2022.

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

Contingent Consideration

The Company recorded contingent consideration related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$2,481	$—	$—	$2,481
Marketable investments	585	487	—	98

Financial Liabilities
Contingent consideration payable	$8,530	$—	$—	$8,530

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$3,419	$—	$—	$3,419
Marketable investments	1,153	1,034	—	119

Financial Liabilities
Contingent consideration payable	$8,530	$—	$—	$8,530

The changes in fair value of the warrant assets during the six months ended June 30, 2022 and 2021 were as follows (in thousands):

June 30, 2022		June 30, 2021
Fair value - December 31, 2021	$3,419	Fair value - December 31, 2020	$2,972
Issued	227	Issued	—
Canceled	—	Canceled	—
Change in fair value	(1,165)	Change in fair value	892
Fair value - June 30, 2022	$2,481	Fair value - June 30, 2021	$3,864

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

	June 30, 2022	December 31, 2021
Dividend rate range	—	—
Risk-free rate range	2.9% to 3.0%	0.97% to 1.44%
Expected life (years) range	2.1 to 6.7	2.6 to 7.0
Expected volatility range	52.6% to 147.5%	60.2% to 142.0%

As of June 30, 2022 and December 31, 2021, the Company had two royalties, Best and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022	$4,604	$—	$—	$4,604

December 31, 2021	$5,612	$—	$—	$5,612

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.

As of June 30, 2022 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$55,118	$55,118	$55,118	$—	$—
Finance receivables	174,859	174,859	—	—	174,859
Marketable investments	585	585	487	—	98
Warrant assets	2,481	2,481	—	—	2,481

Financial Liabilities
Contingent consideration payable	$8,530	$8,530	$—	$—	$8,530

As of December 31, 2021 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$42,863	$42,863	$42,863	$—	$—
Finance receivables	181,553	181,553	—	—	181,553
Marketable investments	1,153	1,153	1,034	—	119
Warrant assets	3,419	3,419	—	—	3,419

Financial Liabilities
Contingent consideration payable	$8,530	$8,530	$—	$—	$8,530

Note 8. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as the Company believes it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers.

The following table provides the contract revenue recognized by revenue source for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pharmaceutical Development Segment
License Agreement	$16	$10,431	$132	$10,610
Pharmaceutical Development and other	98	30	698	545
Total contract revenue	$114	$10,461	$830	$11,155

The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.

The Company’s contract liabilities are presented as deferred revenues and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	June 30, 2022	December 31, 2021
Pharmaceutical Development Segment
Deferred revenue	$56	$185
Total contract liabilities	$56	$185

During the six months ended June 30, 2022, the Company recognized $0.1 million of 2021 deferred revenue from satisfaction of performance obligations. The Company did not have any contract assets nor did it have any contract liabilities related to the License Agreement as of June 30, 2022 or December 31, 2021.

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

As described in Note 1, the Company has determined it has two reportable segments: Finance Receivables and Pharmaceutical Development, and each are individually managed and provide separate services. Revenues by segment represent revenues earned on the services offered within each segment. The Company does not report assets by reportable segment, nor does the Company report results by geographic region, as these metrics are not used by the Company’s chief executive officer in assessing performance or allocating resources to the segments.

Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income taxes. Management uses this measure of net income (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment.

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2022
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$6,828	$114	$—	$6,942
Interest expense	80	—	—	80
Manufacturing, research and development	—	1,480	—	1,480
Depreciation and amortization expense	—	625	1	626
General and administrative	2	905	2,111	3,018
Other expense, net	(991)	—	—	(991)
Income tax expense	—	—	182	182
Net income (loss)	5,755	(2,896)	(2,294)	565

	Three Months Ended June 30, 2021
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$11,805	$10,461	$—	$22,266
Interest expense	94	—	—	94
Manufacturing, research and development	—	1,542	—	1,542
Depreciation and amortization expense	—	809	2	811
Change in fair value of acquisition-related contingent consideration	—	(147)	—	(147)
General and administrative	950	983	1,427	3,360
Other income, net	892	—	—	892
Income tax expense	—	—	3,528	3,528
Net income (loss)	11,653	7,274	(4,957)	13,970
17

	Six Months Ended June 30, 2022
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$17,243	$350	$—	$17,593
Other revenue	—	480	—	480
Interest expense	160	—	—	160
Manufacturing, research and development	—	3,381	—	3,381
Depreciation and amortization expense	—	1,329	1	1,330
General and administrative	104	1,940	4,134	6,178
Other expense, net	(1,712)	—	—	(1,712)
Income tax expense	—	—	1,269	1,269
Net income (loss)	15,267	(5,820)	(5,404)	4,043

	Six Months Ended June 30, 2021
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$20,484	$10,659	$—	$31,143
Other revenue	—	496	—	496
Interest expense	239	—	—	239
Manufacturing, research and development	—	3,090	—	3,090
Depreciation and amortization expense	—	2,490	3	2,493
Change in fair value of acquisition-related contingent consideration	—	(147)	—	(147)
General and administrative	1,134	2,088	3,023	6,245
Other income, net	2,107	—	—	2,107
Income tax expense	—	—	4,467	4,467
Net income (loss)	21,218	3,634	(7,493)	17,359

Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

Note 10. Subsequent Events

Exeevo, Inc.

On July 1, 2022, SWK Funding, a subsidiary of the Company, entered into a credit agreement pursuant to which SWK Funding provided to Exeevo, Inc. (“Exeevo”) a term loan in the amount of $7.5 million. SWK Funding funded $5.0 million at closing with the remaining $2.5 million becoming available upon Exeevo’s satisfaction of certain future conditions. The loan matures on July 1, 2027. In connection with the loan, SWK Funding also received a warrant to purchase 930 shares of Exeevo common stock.

Beleodaq® Royalty

On July 1, 2022, SWK Funding received $4.3 million for the payoff of the Beleodaq® royalty.

Trio Healthcare Ltd., (Ostomy Products Royalty)

On July 25, 2022, SWK Funding received $6.1 million for the payoff of the Ostomy Products Royalty.

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

Overview

We have organized our operations into two segments: Finance Receivables and Pharmaceutical Development. These segments reflect the way the Company evaluates its business performance and manages its operations. Please refer to Item 1. Financial Statements, Note 9 of the notes to the unaudited condensed consolidated financial statements for further information regarding segment information.

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the three and six months ended June 30, 2022 (in thousands, except rate, share and per share data).

					Revenue Recognized
Royalty Purchases	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Q2	YTD
Beleodaq®	Oncology treatment	(1)	$7,600	$4,242	$470	$772
Besivance®	Ophthalmic antibiotic	(2)	6,000	—	3	13
Best ABT, Inc.	Oncology diagnosis	(3), (4)	5,784	3,127	—	—
Coflex®/Kybella®/Zalviso®	Spinal stenosis/submental fullness		4,350	4,001	167	292
Cambia®	NSAID migraine treatment	(3)	8,500	1,477	(44)	(59)
Forfivo XL®	Depressive disorder treatment		6,000	1,416	224	672
Ideal Implant, Inc.	Aesthetics		3,000	3,259	134	268
Iluvien®	Diabetic macular edema		16,501	15,916	536	1,121
Narcan®	Opioid overdose treatment		17,500	497	236	1,660
Ostomy Products Royalty	Ostomy products	(1)	3,900	3,961	18	181
Veru, Inc.	Women’s health		10,000	3,959	237	525

							Revenue Recognized
Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Rate	Q2	YTD
4Web, Inc.	First lien		06/03/23	$27,797	$29,876	15.8%	$1,088	$2,144
AOTI, Inc.	First lien		03/21/27	12,000	11,919	11.0%	375	414
Acer Therapeutics, Inc.	First lien		03/04/24	6,500	6,488	12.0%	416	546
Acerus Pharmaceuticals Corporation	First lien	(5)	10/11/23	—	—	12.0%	—	538
B&D Dental Corporation	First lien	(5)	12/10/18	—	—	14.0%	—	2,401
BIOLASE, Inc.	First lien		05/31/25	13,300	13,633	10.5%	461	906
Biotricity, Inc.	First lien		12/26/26	12,000	11,823	11.5%	400	786
Epica International, Inc.	First lien		07/23/24	12,000	12,291	9.5%	359	712
eTon Pharmaceuticals, Inc.	First lien		11/13/24	6,615	6,615	10.0%	202	445
Flowonix Medical, Inc.	First lien	(4), (6)	12/23/25	10,428	9,789	14.0%	—	—
Keystone Dental Group	First lien	(5)	08/01/23	—	—	11.5%	440	888
MolecuLight, Inc.	First lien		12/29/26	10,000	9,951	12.5%	349	623
Sincerus Pharmaceuticals, Inc.	First lien		03/19/26	12,300	12,504	13.0%	491	903
Trio Healthcare Ltd.	First lien		07/01/26	8,150	8,115	12.5%	266	492

							Revenue Recognized
Cost Method Investment	Licensed Technology	Footnote	Maturity Date	Principal	GAAP Balance	Rate	Q2	YTD
Tissue Regeneration Therapeutics, Inc.	Umbilical cord banking	(4)	N/A	$3,491	$3,491	N/A	$—	$—
20

					Income (Loss) Recognized
Marketable Investments	Number of Shares	Footnote	Funded Amount	GAAP Balance	Q2	YTD
Secured Royalty Financing (Marketable Investment)	N/A	(4)	$3,000	$98	$—	$—
Bioventus, Inc. Common Stock	71,361		N/A	487	(519)	(547)
Epica International, Inc.	25,000		N/A	—	—	—
Sincerus Pharmaceuticals, Inc.	26,575		N/A	—	—	—

					Income (Loss) Recognized
Warrants to Purchase Stock	Number of Shares	Footnote	Exercise Price per Share ($)	GAAP Balance	Q2	YTD
4Web, Inc.	TBD		$—	$—	$—	$—
AOTI, Inc.	92,490		—	—	—	—
Acer Therapeutics, Inc.	150,000		2.46	99	(131)	(127)
Acerus Pharmaceuticals Corporation	7,764,004		0.053 CAD	52	(178)	(49)
BIOLASE, Inc.	22,039		0.39	63	(67)	(121)
Biotricity, Inc.	57,536		6.26	61	(16)	(116)
CeloNova BioSciences, Inc.	TBD	(7)	—	—	—	—
DxTerity Diagnostics, Inc.	2,019,231	(7)	—	—	—	—
Epica International, Inc.	TBD		—	—	—	—
eTon Pharmaceuticals, Inc.	51,238		5.86	36	(62)	(59)
eTon Pharmaceuticals, Inc.	18,141		6.62	13	(22)	(21)
EyePoint Pharmaceuticals, Inc.	40,910		11.00	134	(137)	(143)
EyePoint Pharmaceuticals, Inc.	7,773		19.30	18	(22)	(23)
Flowonix Medical, Inc.	155,561	(4), (6)	—	—	—	—
Harrow Health, Inc.	373,847	(2)	2.08	2,005	163	(506)

		Total Revenue
	Assets	Q2	YTD
Total finance receivables	$174,859	$6,828	$17,243
Total marketable investments	585	N/A	N/A
Cost method investment	3,491	N/A	N/A
Fair value of warrant assets	2,481	N/A	N/A
Total assets/revenues	$181,416	$6,828	$17,243

(1)	Royalty was paid off during the third quarter of 2022.
(2)	US royalty was paid off during the year ended December 31, 2021. SWK continues to receive insignificant royalties on international sales.
(3)	Investment considered impaired.
(4)	Investment on nonaccrual.
(5)	Loan was paid off during the six months ended June 30, 2022.
(6)	Flowonix is evaluating strategic alternatives for the business.
(7)	Loan was paid off during the year ended December 31, 2021.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2022, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended June 30, 2022 and 2021 (in millions)

	Three Months Ended June 30,
	2022	2021	Change
Revenues	$6.9	$22.3	$(15.4)
Interest expense	0.1	0.1	—
Pharmaceutical manufacturing, research and development expense	1.5	1.5	—
Change in fair value of acquisition-related contingent consideration	—	(0.1)	0.1
Depreciation and amortization expense	0.6	0.8	(0.2)
General and administrative	3.0	3.4	(0.4)
Other (expense) income, net	(1.0)	0.9	(1.9)
Income tax expense	0.2	3.5	(3.3)
Net income	0.6	14.0	(13.4)

Revenues

Revenues decreased to $6.9 million for the three months ended June 30, 2022 from $22.3 million for the three months ended June 30, 2021. The $15.4 million decrease in revenue consisted of a $10.3 million decrease in Pharmaceutical Development segment revenue and a $5.0 million decrease in Finance Receivables segment revenue. The decrease in Pharmaceutical Development segment revenue included $10.0 million of milestone revenue related to Enteris’ License Agreement with Cara received during the three months ended June 30, 2021, which did not recur during the three months ended June 30, 2022. The $5.0 million decrease in Finance Receivables segment revenues primarily consists of a $3.1 million decrease in interest and fees earned on finance receivables that were either paid off or paid down since the second quarter of 2021 and a $4.0 million decrease in net royalty income primarily due to the achievement of return premiums that caused a step down in royalty rates. The decrease in revenue was partially offset by a $2.1 million increase in interest and fees earned due to funding new and existing loans.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense for both the three months ended June 30, 2022 and 2021 was $0.1 million, respectively.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense for both the three months ended June 30, 2022 and 2021 was $1.5 million, respectively. Pharmaceutical manufacturing, research and development expense primarily consists of manufacturing materials for our pipeline projects and clinical trials.

Depreciation and Amortization

The $0.2 million decrease in depreciation and amortization expense for the three months ended June 30, 2022 primarily consists of a decrease in amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses decreased to $3.0 million for the three months ended June 30, 2022 from $3.4 million for the three months ended June 30, 2021. The $0.4 million decrease was primarily due to a $0.4 million decrease in corporate strategic planning and related board fees and a $0.2 million decrease in the performance-based bonus accrual. The decrease was partially offset by a $0.2 million increase in legal fees related to corporate governance.

Other (Expense) Income, Net

Other expense, net for three months ended June 30, 2022 reflected a net aggregate fair market value loss of $1.0 million on our warrant derivatives and Bioventus common stock. Other income, net for three months ended June 30, 2021 reflected a net fair market value gain of $0.6 million on our warrant derivatives and a net fair market value gain of $0.3 million on our Misonix common stock, which was tendered in October 2021 in exchange for $1.9 million in cash and 71,361 shares of Bioventus common stock.

Income Tax Expense

During the three months ended June 30, 2022 and 2021, we recognized income tax expense of $0.2 million and $3.5 million, respectively. The $3.3 million decrease in income tax expense is a result of lower taxable income when compared to the same period of 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021 (in millions)

	Six Months Ended June 30,
	2022	2021	Change
Revenues	$18.1	$31.6	$(13.5)
Interest expense	0.2	0.2	—
Pharmaceutical manufacturing, research and development expense	3.4	3.1	0.3
Change in fair value of acquisition-related contingent consideration	—	(0.1)	0.1
Depreciation and amortization expense	1.3	2.5	(1.2)
General and administrative	6.2	6.2	—
Other (expense) income, net	(1.7)	2.1	(3.8)
Income tax expense	1.3	4.5	(3.2)
Net income	4.0	17.4	(13.4)
23

Revenues

Revenues decreased to $18.1 million for the six months ended June 30, 2022 from $31.6 million for the six months ended June 30, 2021. The $13.5 million decrease in revenue consisted of a $10.3 million decrease in Pharmaceutical Development segment revenue and a $3.2 million decrease in Finance Receivables segment revenue. The decrease in Pharmaceutical Development segment revenue included $10.0 million of milestone revenue related to Enteris’ License Agreement with Cara received during the six months ended June 30, 2021, which did not recur during the six months ended June 30, 2022. The $3.2 million decrease in Finance Receivables segment revenues primarily consists of a $5.0 million decrease in interest and fees earned on finance receivables that were either paid off or paid down since the second quarter of 2021 and a $3.8 million decrease in net royalty income primarily due to the achievement of return premiums that caused a step down in royalty rates. The decrease in revenue was partially offset by a $3.4 million increase in interest and fees earned due to funding new and existing loans and a $2.4 million increase in interest and fees earned on the payoff of a term loan during the six months ended June 30, 2022.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense for both the six months ended June 30, 2022 and 2021 was $0.2 million, respectively.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense increased from $3.1 million for the six months ended June 30, 2021 to $3.4 million for the six months ended June 30, 2022. The $0.3 million increase was primarily due to an increase in manufacturing materials for pipeline projects and clinical trials.

Depreciation and Amortization

The $1.2 million decrease in depreciation and amortization expense for the six months ended June 30, 2022 primarily consists of a decrease in amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses for both the six months ended June 30, 2022 and 2021 was $6.2 million.

Other (Expense) Income, Net

Other expense, net for six months ended June 30, 2022 reflected a net aggregate fair market value loss of $1.7 million on our warrant derivatives and Bioventus common stock. Other income, net for six months ended June 30, 2021 reflected a net fair market value gain of $0.9 million on our warrant derivatives and a net fair market value gain of $1.2 million on our Misonix common stock, which was tendered in October 2021 in exchange for $1.9 million in cash and 71,361 shares of Bioventus common stock.

Income Tax Expense

During the six months ended June 30, 2022 and 2021, we recognized income tax expense of $1.3 million and $4.5 million, respectively. The $3.2 million decrease in income tax expense is a result of lower taxable income when compared to the same period of 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had $55.1 million in cash and cash equivalents, compared to $42.9 million in cash and cash equivalents as of December 31, 2021. The primary driver of the $12.3 million increase in our cash balance was $49.0 million of interest, fees, principal and royalty payments received on our finance receivables and $0.6 million of customer payments generated by our Pharmaceutical Development segment. The increase in our cash balance was partially offset by $25.0 million of investment funding, net of deferred fees and origination expenses; $5.9 million of accounts payable, including $1.1 million for Enteris’s internal pipeline projects; payroll and benefits expense of $6.3 million and $0.1 million of credit facility interest and other expenses.

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

As of June 30, 2022, our finance receivables portfolio contains $174.9 million of finance receivables, $0.6 million of marketable investments, and $3.5 million related to our cost method investment. In the aggregate, we expect these assets to generate positive cash flows in 2022. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates with a LIBOR-based interest rate floor. Changes in interest rates, including LIBOR rates, may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

We expect the Pharmaceutical Development segment to generate positive cash flow above its expenses from proceeds received under its license agreements and customer relationships; however, the timing of the receipt of payments under the license agreements is uncertain and dependent upon the success of our technology licensees’ pharmaceutical development candidates.

Though we expect in the aggregate that the Company will generate positive cash flow in excess of our expenses, given the abrupt decline in global economic activity, and the uncertain recovery from such decline, we cannot predict this with certainty.

We entered into a $20.0 million revolving credit facility in June 2018. The credit facility was amended on September 27, 2021 to extend the termination date to September 30, 2022 and to increase the credit facility commitment to $22.0 million. We continue to explore options to either extend our current credit facility or obtain a new credit facility. As of June 30, 2022, $22.0 million was available for borrowing under the credit facility.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended June 30, 2022, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at June 30, 2022 approximated its carrying value.

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

We have entered into a revolving credit facility. As we borrow funds to make additional investments, our income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our income, especially to the extent we continue to hold fixed rate investments. We generally seek to mitigate this risk by pricing our debt investments with floating interest rates to maintain the spread of our portfolio over the cost of leverage. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations, which we have not done. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our investment income, net of borrowing expenses.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the six months ended June 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2022.

SWK Holdings Corporation

By:	/s/ Winston L. Black
Winston L. Black
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Charles M. Jacobson
Charles M. Jacobson
Chief Financial Officer
(Principal Financial Officer)
29