Form 10-Q
period 2022-09-30
SWK Holdings Corp
filed 2022-11-09
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 1, 2022, there were 12,820,349 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended September 30, 2022

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$19,399	$42,863
Interest and accounts receivable, net	7,384	1,803
Marketable investments	500	1,034
Other current assets	1,189	1,727
Total current assets	28,472	47,427

Finance receivables, net	212,959	181,553
Marketable investments	88	119
Cost method investment	3,491	3,491
Deferred tax assets, net	17,350	20,539
Warrant assets	5,140	3,419
Intangible assets, net	8,615	9,964
Goodwill	8,404	8,404
Property and equipment, net	5,945	5,779
Other non-current assets	1,802	1,970
Total assets	$292,266	$282,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,746	$5,087
Revolving credit facility	—	8
Total current liabilities	4,746	5,095

Contingent consideration payable	8,530	8,530
Other non-current liabilities	1,544	1,804
Total liabilities	14,820	15,429

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,835,304 and 12,836,133 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	13	13
Additional paid-in capital	4,431,270	4,431,719
Accumulated deficit	(4,153,837)	(4,164,496)
Total stockholders’ equity	277,446	267,236
Total liabilities and stockholders’ equity	$292,266	$282,665

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Finance receivable interest income, including fees	$8,502	$9,373	$25,745	$29,857
Pharmaceutical development	5,111	187	5,461	10,846
Other	1	—	481	496
Total revenues	13,614	9,560	31,687	41,199
Costs and expenses:
Interest expense	82	53	242	292
Pharmaceutical manufacturing, research and development expense	1,792	2,487	5,173	5,577
Change in fair value of acquisition-related contingent consideration	—	—	—	(147)
Depreciation and amortization expense	634	812	1,964	3,305
General and administrative	4,349	3,580	10,527	9,825
Income from operations	6,757	2,628	13,781	22,347
Other income (expense), net
Unrealized net gain (loss) on derivatives	1,788	(214)	623	678
Unrealized net gain (loss) on equity securities	13	342	(534)	1,557
Income before income tax expense	8,558	2,756	13,870	24,582
Income tax expense	1,942	513	3,211	4,980
Net income	$6,616	$2,243	$10,659	$19,602
Net income per share
Basic	$0.52	$0.18	$0.83	$1.53
Diluted	$0.51	$0.17	$0.83	$1.53
Weighted average shares outstanding
Basic	12,832	12,798	12,832	12,796
Diluted	12,851	12,859	12,871	12,834

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2021	12,836,133	13	$4,431,719	$(4,164,496)	$267,236
Stock-based compensation	—	—	85	—	85
Issuance of common stock upon vesting of restricted stock	5,495	—	—	—	—
Forfeiture of unvested restricted stock	(6,815)	—	—	—	—
Net income	—	—	—	3,478	3,478
Balances at March 31, 2022	12,834,813	13	4,431,804	(4,161,018)	270,799
Stock-based compensation	—	—	166	—	166
Issuance of common stock upon vesting of restricted stock	4,305	—	—	—	—
Net income	—	—	—	565	565
Balances at June 30, 2022	12,839,118	13	4,431,970	(4,160,453)	271,530
Stock-based compensation	—	—	59	—	59
Issuance of common stock upon vesting of restricted stock	7,575	—	—	—	—
Net settlement for employee taxes on restricted stock and options	—	—	(160)	—	(160)
Stock options exercised, net	23,074	—	—	—	—
Repurchases of common stock in open market	(34,463)	—	(599)	—	(599)
Net income	—	—	—	6,616	6,616
Balances at September 30, 2022	12,835,304	$13	$4,431,270	$(4,153,837)	$277,446

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	12,792,586	$13	$4,430,924	$(4,190,425)	$240,512
Stock-based compensation	—	—	177	—	177
Issuance of common stock upon vesting of restricted stock	3,021	—	—	—	—
Net income	—	—	—	3,389	3,389
Balances at March 31, 2021	12,795,607	13	4,431,101	(4,187,036)	244,078
Stock-based compensation	—	—	187	—	187
Issuance of common stock upon vesting of restricted stock	2,940	—	—	—	—
Net income	—	—	—	13,970	13,970
Balances at June 30, 2021	12,798,547	13	4,431,288	(4,173,066)	258,235
Stock-based compensation	—	—	192	—	192
Issuance of common stock upon vesting of restricted stock	2,766	—	—	—	—
Net income	—	—	—	2,243	2,243
Balances at September 30, 2021	12,801,313	$13	$4,431,480	$(4,170,823)	$260,670

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$10,659	$19,602
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt issuance costs	26	35
Deferred income taxes	3,189	4,842
Change in fair value of warrants	(623)	(678)
Change in fair value of equity securities	534	(1,557)
Change in fair value of acquisition-related contingent consideration	—	(147)
Loan discount amortization and fee accretion	(1,357)	(2,016)
Interest income paid-in-kind	(3,335)	(698)
Stock-based compensation	310	556
Depreciation and amortization expense	1,964	3,305
Changes in operating assets and liabilities:
Interest and accounts receivable	(5,581)	(343)
Other assets	(76)	(371)
Accounts payable and other liabilities	(603)	542
Net cash provided by operating activities	5,107	23,072

Cash flows from investing activities:
Investment in finance receivables	(71,750)	(20,100)
Repayment of finance receivables	43,938	31,162
Corporate debt securities principal payments	31	43
Purchases of property and equipment	(194)	(877)
Other	171	164
Net cash (used in) provided by investing activities	(27,804)	10,392

Cash flows from financing activities:
Net settlement for employee taxes on restricted stock and options	(160)	—
Net payments on credit facility	(8)	(11,750)
Payment of acquisition-related contingent consideration	—	(6,083)
Repurchases of common stock, including fees and expenses	(599)	—
Net cash used in financing activities	(767)	(17,833)

Net (decrease) increase in cash and cash equivalents	(23,464)	15,631
Cash and cash equivalents at beginning of period	42,863	3,008
Cash and cash equivalents at end of period	$19,399	$18,639

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of September 30, 2022, the Company had 33 full-time employees.

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

As of November 1, 2022, the Company and its partners have executed transactions with 48 different parties under its specialty finance strategy, funding an aggregate of $691.0 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$6,616	$2,243	$10,659	$19,602

Denominator:
Weighted-average shares outstanding	12,832	12,798	12,832	12,796
Effect of dilutive securities	19	61	39	38
Weighted-average diluted shares	12,851	12,859	12,871	12,834

Basic net income per share	$0.52	$0.18	$0.83	$1.53
Diluted net income per share	$0.51	$0.17	$0.83	$1.53

For the three months ended September 30, 2022 and 2021, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 186,000 and 367,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive. For the nine months ended September 30, 2022 and 2021, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 268,000 and 390,000, respectively, have been excluded from the calculation of diluted net income per share, as all such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of September 30, 2022 and December 31, 2021, the Company had a credit loss allowance of $8.4 million. Of the total $8.4 million, $1.2 million and $0.6 million are associated with the Company’s Cambia® and Besivance® royalties, respectively. The remaining $6.6 million is related to the ABT Molecular Imaging, Inc., now known as Best ABT, Inc. (“Best”), second lien term loan that was recognized in order to reflect the Best royalty at its estimated fair value. Approximately $21,000 of cash receipts received from the Company’s Besivance® royalty during the nine months ended September 30, 2022 were applied toward the allowance for credit losses.

The carrying values of finance receivables are as follows (in thousands):

	September 30, 2022	December 31, 2021
Term loans	$180,537	$136,312
Royalty purchases	40,779	53,629
Total before allowance for credit losses	221,316	189,941
Allowance for credit losses	(8,357)	(8,388)
Total carrying value	$212,959	$181,553

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	September 30, 2022			December 31, 2021
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$9,789	$170,748	$180,537	$18,288	$118,024	$136,312
Royalty purchases, net of credit loss allowance	3,037	29,385	32,422	3,362	41,879	45,241
Total carrying value	$12,826	$200,133	$212,959	$21,650	$159,903	$181,553

As of September 30, 2022, the Company had two finance receivables in nonaccrual status: (1) the term loan to Flowonix Medical, Inc. (“Flowonix”), with a net carrying value of $9.8 million and (2) the Best royalty, with a net carrying value of $3.0 million. As of December 31, 2021, the Company had three finance receivables in nonaccrual status: (1) the term loan to Flowonix, with a net carrying value of $10.0 million, (2) the term loan with B&D Dental Corporation (“B&D”), with a carrying amount of $8.3 million, and (3) the Best royalty, with a carrying amount of $3.4 million. Although in nonaccrual status, the Flowonix and B&D term loans were not considered impaired as of September 30, 2022 and December 31, 2021. The Company collected $11.4 million on its nonaccrual finance receivables during the nine months ended September 30, 2022, which includes $10.7 million to settle the term loan with B&D.

Note 4. Marketable Investments

Investments in available-for-sale corporate debt securities and equity securities as of September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Corporate debt securities	$88	$119
Equity securities	500	1,034
Total marketable investments	$588	$1,153

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale corporate debt securities as of September 30, 2022 and December 31, 2021, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
September 30, 2022	$88	$—	$—	$88
December 31, 2021	$119	$—	$—	$119

The following table presents unrealized net gain (loss) on equity securities during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized net gain (loss) on equity securities reflected in the unaudited condensed consolidated statements of income	$13	$342	$(534)	$1,557

Note 5. Intangible Assets

The following table summarizes the gross book value, accumulated amortization and net book value balances of intangible assets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Licensing Agreement(1)	$29,400	$21,096	$8,304	$29,400	$19,780	$9,620
Trade names and trademarks	210	65	145	210	50	160
Customer relationships	240	74	166	240	56	184
Total intangible assets	$29,850	$21,235	$8,615	$29,850	$19,886	$9,964
(1)	Prior to the acquisition, Enteris entered into a non-exclusive commercial license agreement (the “License Agreement”) with Cara Therapeutics, Inc. (“Cara”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

Amortization expense related to intangible assets was $0.4 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense related to intangible assets was $1.3 million and $2.9 million for the nine months ended September 30, 2022 and 2021, respectively.

The estimated future amortization expense related to intangible assets as of September 30, 2022 is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2022	$426
2023	1,703
2024	1,546
2025	1,076
2026	1,076
Thereafter	2,788
Total	$8,615

Note 6. Commitments and Contingencies

Contingent Consideration

The Company recorded contingent consideration related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. The estimated fair value of contingent consideration as of September 30, 2022 and December 31, 2021 was $8.5 million. The Company did not recognize a change in the estimated fair value of its contingent consideration during the nine months ended September 30, 2022. The Company recognized a $0.1 million gain on the change in fair value of its contingent consideration during the nine months ended September 30, 2021.

Unfunded Commitments

As of September 30, 2022, the Company’s unfunded commitments were as follows (in millions):

Aziyo Biologics, Inc.	$4.0
Exeevo, Inc.	2.5
MedMinder Systems, Inc.	5.0
Trio Healthcare Ltd. Loan	1.4
Total unfunded commitments	$12.9

Per the terms of the royalty purchase or credit agreements, unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time, and in the case of loan transactions, are subject to being advanced as long as an event of default does not exist.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the nine months ended September 30, 2022.

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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$5,140	$—	$—	$5,140
Marketable investments	588	500	—	88

Financial Liabilities
Contingent consideration payable	$8,530	$—	$—	$8,530

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$3,419	$—	$—	$3,419
Marketable investments	1,153	1,034	—	119

Financial Liabilities
Contingent consideration payable	$8,530	$—	$—	$8,530

The changes in fair value of the warrant assets during the nine months ended September 30, 2022 and 2021 were as follows (in thousands):

September 30, 2022		September 30, 2021
Fair value - December 31, 2021	$3,419	Fair value - December 31, 2020	$2,972
Issued	1,098	Issued	—
Canceled	—	Canceled	—
Change in fair value	623	Change in fair value	678
Fair value - September 30, 2022	$5,140	Fair value - September 30, 2021	$3,650

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

	September 30, 2022	December 31, 2021
Dividend rate range	—	—
Risk-free rate range	4.0% to 4.3%	0.97% to 1.44%
Expected life (years) range	1.8 to 6.9	2.6 to 7.0
Expected volatility range	54.8% to 139.4%	60.2% to 142.0%

As of September 30, 2022 and December 31, 2021, the Company had two royalties, Best and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022	$4,071	$—	$—	$4,071

December 31, 2021	$5,612	$—	$—	$5,612

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.

As of September 30, 2022 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$19,399	$19,399	$19,399	$—	$—
Finance receivables	212,959	212,959	—	—	212,959
Marketable investments	588	588	500	—	88
Warrant assets	5,140	5,140	—	—	5,140

Financial Liabilities
Contingent consideration payable	$8,530	$8,530	$—	$—	$8,530

As of December 31, 2021 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$42,863	$42,863	$42,863	$—	$—
Finance receivables	181,553	181,553	—	—	181,553
Marketable investments	1,153	1,153	1,034	—	119
Warrant assets	3,419	3,419	—	—	3,419

Financial Liabilities
Contingent consideration payable	$8,530	$8,530	$—	$—	$8,530

Note 8. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as the Company believes it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers.

The following table provides the contract revenue recognized by revenue source for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pharmaceutical Development Segment
License Agreement(1)	$5,103	$176	$5,235	$10,786
Pharmaceutical Development and other	8	11	706	556
Total contract revenue	$5,111	$187	$5,941	$11,342
(1)	$5.0 million of milestone revenue related to Enteris’s License Agreement with Cara was received during the nine months ended September 30, 2022.

The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.

The Company’s contract liabilities are presented as deferred revenues and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	September 30, 2022	December 31, 2021
Pharmaceutical Development Segment
Deferred revenue	$8	$185
Total contract liabilities	$8	$185

During the nine months ended September 30, 2022, the Company recognized $0.2 million of 2021 deferred revenue from satisfaction of performance obligations. The Company did not have any contract assets nor did it have any contract liabilities related to the License Agreement as of September 30, 2022 or December 31, 2021.

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

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2022
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$8,502	$5,111	$—	$13,613
Other revenue	—	—	1	1
Interest expense	82	—	—	82
Manufacturing, research and development	—	1,792	—	1,792
Depreciation and amortization expense	—	632	2	634
General and administrative	115	843	3,391	4,349
Other income, net	1,801	—	—	1,801
Income tax expense	—	—	1,942	1,942
Net income (loss)	10,106	1,844	(5,334)	6,616

	Three Months Ended September 30, 2021
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$9,373	$187	$—	$9,560
Interest expense	53	—	—	53
Manufacturing, research and development	—	2,487	—	2,487
Depreciation and amortization expense	—	810	2	812
General and administrative	90	999	2,491	3,580
Other income, net	128	—	—	128
Income tax expense	—	—	513	513
Net income (loss)	9,358	(4,109)	(3,006)	2,243

	Nine Months Ended September 30, 2022
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$25,745	$5,461	$—	$31,206
Other revenue	—	480	1	481
Interest expense	242	—	—	242
Manufacturing, research and development	—	5,173	—	5,173
Depreciation and amortization expense	—	1,961	3	1,964
General and administrative	219	2,783	7,525	10,527
Other income, net	89	—	—	89
Income tax expense	—	—	3,211	3,211
Net income (loss)	25,373	(3,976)	(10,738)	10,659

	Nine Months Ended September 30, 2021
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$29,857	$10,846	$—	$40,703
Other revenue	—	496	—	496
Interest expense	292	—	—	292
Manufacturing, research and development	—	5,577	—	5,577
Depreciation and amortization expense	—	3,300	5	3,305
Change in fair value of acquisition-related contingent consideration	—	(147)	—	(147)
General and administrative	2,034	3,088	4,703	9,825
Other income, net	2,235	—	—	2,235
Income tax expense	—	—	4,980	4,980
Net income (loss)	29,766	(476)	(9,688)	19,602

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

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the three and nine months ended September 30, 2022 (in thousands, except rate, share and per share data).

					Revenue Recognized
Royalty Purchases	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Q3	YTD
Beleodaq®	Oncology treatment	(1)	$7,600	$—	$27	$799
Besivance®	Ophthalmic antibiotic	(2)	6,000	—	8	21
Best ABT, Inc.	Oncology diagnosis	(3), (4)	5,784	3,037	—	—
Coflex®/Kybella®	Spinal stenosis/submental fullness		4,350	3,929	105	397
Cambia®	NSAID migraine treatment	(3)	8,500	1,034	(94)	(153)
Forfivo XL®	Depressive disorder treatment		6,000	1,408	185	857
Ideal Implant, Inc.	Aesthetics		3,000	3,289	134	402
Iluvien®	Diabetic macular edema		16,501	15,729	570	1,691
Narcan®	Opioid overdose treatment		17,500	487	248	1,908
Ostomy Products Royalty	Ostomy products	(1)	3,900	—	1,746	1,927
Veru, Inc.	Women’s health		10,000	3,509	30	555

							Revenue Recognized
Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Rate	Q3	YTD
4Web, Inc.	First lien		06/03/23	$28,808	$31,060	15.8%	$1,185	$3,329
AOTI, Inc.	First lien		03/21/27	12,000	11,970	11.0%	426	840
Acer Therapeutics, Inc.	First lien		03/04/24	6,704	6,849	12.0%	457	1,003
Acerus Pharmaceuticals Corporation	First lien	(5)	10/11/23	—	—	12.0%	—	538
Aziyo Biologics, Inc.	First lien		10/08/27	21,000	20,294	11.5%	265	265
B&D Dental Corporation	First lien	(5)	12/10/18	—	—	14.0%	—	2,401
BIOLASE, Inc.	First lien		05/31/25	13,300	13,734	10.5%	484	1,390
Biotricity, Inc.	First lien		12/26/26	12,000	11,845	11.5%	407	1,193
Epica International, Inc.	First lien		07/23/24	12,000	12,374	9.5%	385	1,097
eTon Pharmaceuticals, Inc.	First lien		11/13/24	6,615	6,659	10.0%	221	666
Exeevo, Inc.	First lien		07/01/27	5,010	4,969	12.5%	187	187
Flowonix Medical, Inc.	First lien	(4), (6)	12/23/25	10,428	9,789	14.0%	—	—
Keystone Dental Group	First lien	(5)	08/01/23	—	—	11.5%	—	888
MedMinder Systems, Inc.	First lien		07/22/27	20,000	19,831	10.9%	291	291
MolecuLight, Inc.	First lien		12/29/26	10,000	10,007	12.5%	413	1,036
Sincerus Pharmaceuticals, Inc.	First lien		03/19/26	12,820	13,039	13.0%	534	1,437
Trio Healthcare Ltd.	First lien		07/01/26	8,150	8,117	12.5%	288	780

							Revenue Recognized
Cost Method Investment	Licensed Technology	Footnote	Maturity Date	Principal	GAAP Balance	Rate	Q3	YTD
Tissue Regeneration Therapeutics, Inc.	Umbilical cord banking	(4)	N/A	$3,491	$3,491	N/A	$—	$—

					Income (Loss) Recognized
Marketable Investments	Number of Shares	Footnote	Funded Amount	GAAP Balance	Q3	YTD
Secured Royalty Financing (Marketable Investment)	N/A	(4)	$3,000	$88	$—	$—
Bioventus, Inc. Common Stock	71,361		N/A	500	13	(534)
Epica International, Inc.	25,000		N/A	—	—	—
Sincerus Pharmaceuticals, Inc.	26,575		N/A	—	—	—

					Income (Loss) Recognized
Warrants to Purchase Stock	Number of Shares	Footnote	Exercise Price per Share ($)	GAAP Balance	Q3	YTD
4Web, Inc.	TBD		$—	$—	$—	$—
AOTI, Inc.	92,490		—	—	—	—
Acer Therapeutics, Inc.	150,000		2.46	116	17	(110)
Acer Therapeutics, Inc.	100,000		1.51	90	(2)	(2)
Acerus Pharmaceuticals Corporation	7,764,004		0.053 CAD	20	(33)	(82)
Aziyo Biologics	157,895		6.65	895	116	116
BIOLASE, Inc.	22,039		0.39	26	(37)	(158)
Biotricity, Inc.	57,536		6.26	21	(39)	(155)
CeloNova BioSciences, Inc.	TBD	(7)	—	—	—	—
DxTerity Diagnostics, Inc.	2,019,231	(7)	—	—	—	—
Epica International, Inc.	TBD		—	—	—	—
eTon Pharmaceuticals, Inc.	51,238		5.86	21	(15)	(74)
eTon Pharmaceuticals, Inc.	18,141		6.62	8	(5)	(26)
Exeevo, Inc.	930		—	—	—	—
EyePoint Pharmaceuticals, Inc.	40,910		11.00	129	(4)	(147)
EyePoint Pharmaceuticals, Inc.	7,773		19.30	17	(1)	(24)
Flowonix Medical, Inc.	155,561	(4), (6)	—	—	—	—
Harrow Health, Inc.	373,847	(7)	2.08	3,797	1,791	1,285

		Total Revenue
	Assets	Q3	YTD
Total finance receivables	$212,959	$8,502	$25,745
Total marketable investments	588	N/A	N/A
Cost method investment	3,491	N/A	N/A
Fair value of warrant assets	5,140	N/A	N/A
Total assets/revenues	$222,178	$8,502	$25,745

(1)	Royalty was paid off during the third quarter of 2022.
(2)	US royalty was paid off during the year ended December 31, 2021. SWK continues to receive insignificant royalties on international sales.
(3)	Investment considered impaired.
(4)	Investment on nonaccrual.
(5)	Loan was paid off during the nine months ended September 30, 2022.
(6)	Flowonix is evaluating strategic alternatives for the business.
(7)	Loan was paid off during the year ended December 31, 2021.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2022, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the Three Months Ended September 30, 2022 and 2021 (in millions)

	Three Months Ended September 30,
	2022	2021	Change
Revenues	$13.6	$9.6	$4.0
Interest expense	0.1	0.1	—
Pharmaceutical manufacturing, research and development expense	1.8	2.5	(0.7)
Depreciation and amortization expense	0.6	0.8	(0.2)
General and administrative	4.3	3.6	0.7
Other income, net	1.8	0.1	1.7
Income tax expense	1.9	0.5	1.4
Net income	6.6	2.2	4.4

Revenues

Revenues increased to $13.6 million for the three months ended September 30, 2022 from $9.6 million for the three months ended September 30, 2021. The $4.0 million increase in revenue was due to $5.0 million of milestone revenue related to Enteris’ License Agreement with Cara received during the three months ended September 30, 2022, which did not occur during the three months ended September 30, 2021. The increase in revenue was partially offset by a $0.9 million net decrease in Finance Receivables segment revenues. The decrease in Finance Receivables segment revenue was due to a $1.3 million net decrease in royalty income primarily due to the achievement of return premiums that caused a step down in royalty rates, which was partially offset by a net increase of $0.4 million in interest and fees earned on finance receivables.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense for both the three months ended September 30, 2022 and 2021 was $0.1 million, respectively.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense decreased from $2.5 million for the three months ended September 30, 2021 to $1.8 million for the three months ended September 30, 2022. The $0.7 million decrease was primarily due to a decrease in manufacturing materials for pipeline projects and clinical trials.

Depreciation and Amortization

The $0.2 million decrease in depreciation and amortization expense for the three months ended September 30, 2022 primarily consists of a decrease in amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses increased to $4.3 million for the three months ended September 30, 2022 from $3.6 million for the three months ended September 30, 2021. The $0.7 million increase was primarily due to a $1.3 million increase in salaries and benefits expense, of which $1.1 million is related to the former CEO’s severance pay pursuant to the Separation and Release Agreement dated August 31, 2022, and a $0.2 million increase in salaries and benefits expense due to an increase in personnel and the performance-based bonus accrual. The increase in general and administrative expense also included a $0.7 million increase in audit and legal fees related to amending the Company’s Articles of Incorporation and Bylaws and other corporate governance, financing and strategic matters. The increase was partially offset by a $0.9 million decrease in corporate strategic planning and related special committee board fees, as well as a $0.1 million decrease in stock-based compensation expense related to the forfeiture of stock-options held by the former CEO upon his departure on September 30, 2022.

Other (Expense) Income, Net

Other expense, net for three months ended September 30, 2022 reflected a net aggregate fair market value gain of $1.8 million on our warrant derivatives and Bioventus common stock. Other income, net for three months ended September 30, 2021 reflected a net fair market value loss of $0.2 million on our warrant derivatives and a net fair market value gain of $0.3 million on our Misonix common stock, which was tendered in October 2021 in exchange for $1.9 million in cash and 71,361 shares of Bioventus common stock.

Income Tax Expense

During the three months ended September 30, 2022 and 2021, we recognized income tax expense of $1.9 million and $0.5 million, respectively. The $1.4 million increase in income tax expense is the result of an increase in taxable income for the three months ended September 30, 2022 when compared to the same period of the previous year.

Comparison of the Nine Months Ended September 30, 2022 and 2021 (in millions)

	Nine Months Ended September 30,
	2022	2021	Change
Revenues	$31.7	$41.2	$(9.5)
Interest expense	0.2	0.3	(0.1)
Pharmaceutical manufacturing, research and development expense	5.2	5.6	(0.4)
Change in fair value of acquisition-related contingent consideration	—	(0.1)	0.1
Depreciation and amortization expense	2.0	3.3	(1.3)
General and administrative	10.5	9.8	0.7
Other income, net	0.1	2.2	(2.1)
Income tax expense	3.2	5.0	(1.8)
Net income	10.7	19.6	(8.9)

Revenues

Revenues decreased to $31.7 million for the nine months ended September 30, 2022 from $41.2 million for the nine months ended September 30, 2021. The $9.5 million decrease in revenue consisted of a $5.4 million decrease in Pharmaceutical Development segment revenue and a $4.1 million decrease in Finance Receivables segment revenue. The decrease in Pharmaceutical Development segment revenue included $5.0 million of milestone revenue related to Enteris’ License Agreement with Cara received during the nine months ended September 30, 2022, compared to $10.0 million of milestone revenue for the same period of 2021. The decrease in Finance Receivables segment revenue was due to a $5.1 million net decrease in royalty income primarily due to the achievement of return premiums that caused a step down in royalty rates, which was partially offset by a net increase of $1.0 million in interest and fees earned on finance receivables.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense for the nine months ended September 30, 2022 and 2021 was $0.2 million and $0.3 million, respectively.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense decreased from $5.6 million for the nine months ended September 30, 2021 to $5.2 million for the nine months ended September 30, 2022. The $0.4 million decrease was primarily due to a decrease in manufacturing materials for pipeline projects and clinical trials.

Depreciation and Amortization

The $1.3 million decrease in depreciation and amortization expense for the nine months ended September 30, 2022 primarily consists of a decrease in amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses increased to $10.5 million for the nine months ended September 30, 2022 from $9.8 million for the nine months ended September 30, 2021. The $0.7 million increase was primarily due to a $1.1 million increase in salaries and benefits expense related to the former CEO’s severance pay pursuant to the Separation and Release Agreement dated August 31, 2022. The increase in general and administrative expense also included a $0.9 million increase in audit and legal fees related to amending the Company’s Articles of Incorporation and Bylaws and other corporate governance, financing and strategic matters. The increase was partially offset by a $1.4 million decrease in corporate strategic planning and related special committee board fees, as well as a $0.1 million decrease in stock-based compensation expense related to the forfeiture of stock-options held by the former CEO upon his departure on September 30, 2022.

Other Income, Net

Other income, net for the nine months ended September 30, 2022 reflected a net aggregate fair market value gain of $0.1 million on our warrant derivatives and Bioventus common stock. Other income, net for the nine months ended September 30, 2021 reflected a net fair market value gain of $0.7 million on our warrant derivatives and a net fair market value gain of $1.6 million on our Misonix common stock, which was tendered in October 2021 in exchange for $1.9 million in cash and 71,361 shares of Bioventus common stock.

Income Tax Expense

During the nine months ended September 30, 2022 and 2021, we recognized income tax expense of $3.2 million and $5.0 million, respectively. The $1.8 million decrease in income tax expense is the result of a decrease in taxable income for the nine months ended September 30, 2022 when compared to the same period of the previous year.

Liquidity and Capital Resources

As of September 30, 2022, we had $19.4 million in cash and cash equivalents, compared to $42.9 million in cash and cash equivalents as of December 31, 2021. The primary driver of the $23.5 million decrease in our cash balance was $71.2 million of investment funding, net of deferred fees and origination expenses; $8.2 million for payments of accounts payable, including $1.9 million for Enteris’s internal pipeline and business development projects; payroll and benefits expense of $8.3 million; $0.6 million to repurchase shares of the Company’s common stock on the open market; and $0.3 million of credit facility interest and other expenses. The decrease in cash and cash equivalents was partially offset by $64.4 million of interest, fees, principal and royalty payments received on our finance receivables and $0.7 million of customer payments generated by our Pharmaceutical Development segment.

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

As of September 30, 2022, our finance receivables portfolio contains $213.0 million of finance receivables, $0.6 million of marketable investments, and $3.5 million related to our cost method investment. In the aggregate, we expect these assets to generate positive cash flows in 2022. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates with a reference rate-based interest rate floor. Changes in interest rates, including the underlying reference rates, may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

We entered into a $20.0 million revolving credit facility in June 2018. The credit facility was amended on September 26, 2022 to extend the termination date to November 29, 2022. We continue to work with our current lender to extend our credit facility. As of September 30, 2022, $22.0 million was available for borrowing under the credit facility.

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

During the nine months ended September 30, 2022, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at September 30, 2022 approximated its carrying value.

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

As we seek to provide capital to a broad range of life science companies, institutions and investors with the majority of our finance receivables portfolio paying interest based on floating interest rates with a reference rate floor, our net investment income is dependent, in part, upon the difference between the rate at which we earn on our cash and cash equivalents and the rate at which we lend those funds to third parties. As a result, we are subject to risks relating to changes in market interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations by providing capital at variable interest rates. We do not currently engage in any interest rate hedging activities. We constantly monitor our portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any of our investments.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the nine months ended September 30, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 31, 2022, the Board authorized a share repurchase program under which the Company was authorized to repurchase up to $10.0 million of the Company’s outstanding shares of common stock, or approximately 714,286 common shares, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act. The purchase period is July 1, 2022 through May 15, 2023.

As of September 30, 2022, the Company has repurchased 34,463 shares under the share repurchase programs at a total cost of $0.6 million, or $17.49 per share. As of September 30, 2022, the maximum number of shares that may yet be purchased under the plan is 679,823 shares.

The table below summarizes information about our purchases of common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1, 2022 - July 31, 2022	10,361	$17.84	10,361	703,925
August 1, 2022 - August 31, 2022	7,524	18.12	7,524	696,401
September 1, 2022 - September 30, 2022	16,578	16.72	16,578	679,823
	34,463	$17.49	34,463

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS

Number	Exhibit Description			Filing	Filed
		Form	Exhibit	Date	Herewith

3.1	Third Amended and Restated Certificate of Incorporation.	8-K	3.1	08/10/22

3.2	Amended and Restated Bylaws as of August 12, 2022.	8-K	3.2	08/10/22

10.1	Offer Letter, dated September 19, 2022, by and between the Company and Jody Staggs.				X

10.2	Separation and Release Agreement, dated August 31, 2022, by and between the Company and Winston L. Black III.				X

10.3	Fourth Amendment to Loan and Security Agreement, dated September 26, 2022, by and among SWK Holdings Corporation, SWK Funding LLC and Cadence Bank, N.A.	8-K	10.1	09/28/22

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS+	XBRL Instance				X

101.SCH+	XBRL Taxonomy Extension Schema				X

101.CAL+	XBRL Taxonomy Extension Calculation				X

101.DEF+	XBRL Taxonomy Extension Definition				X

101.LAB+	XBRL Taxonomy Extension Labels				X

101.PRE+	XBRL Taxonomy Extension Presentation				X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2022.

SWK Holdings Corporation

By:	/s/ Joe D. Staggs
Joe D. Staggs
President and Interim Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yvette M. Heinrichson
Yvette M. Heinrichson
Chief Financial Officer
(Principal Financial Officer)

