Form 10-K
period 2022-12-31
SWK Holdings Corp
filed 2023-03-31
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates is $63,839,329 based on the June 30, 2022, closing price of the Registrant’s Common Stock on such date as reported on The Nasdaq Stock Market of $17.47 per share.

On March 17, 2023, the Registrant had outstanding approximately 12,815,813 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022	PART III

SWK Holdings Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2022

PART I

Special Note Regarding Forward-Looking Statements.

In addition to historical information, this Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “should,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorably and unfavorably) from those expressed or forecasted in the forward-looking statements.

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

Trademarks, Trade Names and Service Marks

This Annual Report contains certain trademarks, which are protected under applicable intellectual property laws and are the Company’s property. Solely for convenience, the Company’s trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own a number of trademarks, including the Peptelligence and Ovarest trademarks. We also own many of these marks and others in several foreign countries and we are pursuing registration of several other trademarks.

ITEM 1. BUSINESS

Overview

SWK Holdings Corporation (the “Company,” “we,” or “us”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, we commenced a strategy of building a specialty finance and asset management business. In August 2019, we commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. Our operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (collectively, “life science”). We allocate capital to each segment in order to generate income through the sales of life science products by third parties and related earned income sources. We are headquartered in Dallas, Texas.

Finance Receivables Segment

Our Finance Receivables segment strategy is to be a leading healthcare capital provider by offering sophisticated, customized financing solutions to a broad range of life science companies, institutions and inventors. This segment is primarily focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. Our business partners are primarily engaged in selling products that directly or indirectly cure diseases and/or improve the wellness of people or animals, or they receive royalties paid on the sales of such products. For example, our biotechnology and pharmaceutical business partners manufacture medication that directly treat disease states, whereas our life science tools partners sell a wide variety of research instrumentation to help other companies conduct research into disease states. We have been deploying our assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis with financial solutions that are tailored to the individual needs of our business partners. In addition, through our wholly-owned subsidiary, SWK Advisors LLC, we provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. We intend to fund transactions through our own working capital and our revolving credit facility, as well as by building our asset management business by raising additional third-party capital to be invested alongside our capital.

We fill a niche that we believe is underserved in the sub-$50 million transaction size market. Since many of our competitors that provide longer term, non-traditional debt and/or royalty-related financing options typically have much greater financial resources than us, they tend not to focus on transaction sizes below $50 million, as it is generally inefficient for them to do so. In addition, we do not believe that a sufficient number of other companies offer similar types of long-term financing options to fill the demand of the sub-$50 million market. As such, we believe we face less competition from such investors in transactions that are less than $50 million.

As of March 17, 2023, and since inception of the strategy, we and our partners have executed transactions with 50 different parties under our specialty finance strategy, funding an aggregate of approximately $725.2 million in various financial products across the life science sector. Our portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

The objective of our Finance Receivables segment is to maximize our portfolio total return in the context of a prudent level of risk, and thus, increase our net income and book value by generating income from three sources:

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

The majority of our finance receivables transactions are structured similarly to factoring transactions whereby we provide capital in exchange for an interest in an existing revenue stream. We primarily provide capital to companies following the commercialization of a product, although in rare situations we consider pre-approval financings as well. The existing revenue stream can take several forms, but is most commonly either a royalty derived from the sales of a life science product (1) from the marketing efforts of a third party, such as a royalty paid to an inventor on the sales of a medicine, or (2) from the marketing efforts of a partner company, such as a medical device company that directly sells its own products. Our structured debt investments may include warrants or other features, giving us the potential to realize enhanced returns on a portion of our portfolio. Capital that we provide directly to our partners is generally used for growth and general working capital purposes, as well as for acquisitions or recapitalizations in select cases. We generally fund the full amount of transactions up to $25 million through our working capital.

In circumstances where a transaction is greater than $25 million, we typically seek to syndicate amounts in excess of $25 million to both other investors and our investment advisory clients. We do not expect to earn investment advisory income in transactions where we partner with investors other than our investment advisory clients.

Although we have partnered with investment advisory clients in the past, we currently do not have any transactions in which we have partnered with investment advisory clients. We expect to continue to offer transaction opportunities to our investment advisory clients, as appropriate for each client’s investment strategy. When a client opts into a transaction, each client receives its pro rata allocation of income produced by a transaction in which it participates, and the client pays us management and incentive fees according to a written investment advisory agreement. Fees paid by clients may differ depending upon the terms negotiated with each client and are paid directly by the client upon receipt of an invoice from us. We may seek to raise discretionary capital from similar investors in the future.

We source our investment opportunities through a combination of our senior management’s proprietary relationships within the industry, outbound business development efforts and inbound inquiries from companies, institutions and inventors interested in learning about our capital financing alternatives. Our investment advisory clients generally do not originate investment opportunities for us.

Pharmaceutical Development Segment

During 2019, we commenced our Pharmaceutical Development segment with the acquisition of Enteris BioPharma, Inc. (“Enteris”). Enteris is a clinical stage biopharmaceutical company offering innovative formulation solutions built around its proprietary oral drug delivery technologies, the Peptelligence® platform.

Our Pharmaceutical Development segment strategy is to utilize the technology platform to create a wholly-owned portfolio of milestone and royalty income by out-licensing our technology in two ways. First, we intend to continue to out-license our Peptelligence® technology to pharmaceutical companies to create novel and important oral therapeutic treatments for a wide variety of indications. Second, we intend to out-license to pharmaceutical companies assets from our internal product pipeline of off-patent previously approved drug compounds with which we seek to create novel formulations using our proprietary technology to develop treatments that have meaningful therapeutic benefits for patients and caregivers. We also seek to generate income by providing customers pharmaceutical development, formulation and manufacturing services.

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

Employees

As of December 31, 2022, we had 21 employees, all of whom are full-time. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Additional Information

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act’’), with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public from the SEC’s internet site at http://www.sec.gov.

Our internet site is http://www.swkhold.com. We will make available free of charge through our website in the “Investor Relations - SEC Filings” section our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also, posted on our website in the “Investor Relations - Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Governance and Nominating Committee as well as our Code of Ethics and Insider Trading Policy governing our directors, officers and employees. Information on or accessible through our website is not a part of, and is not incorporated into, this Annual Report.

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

Most of the assets of our Finance Receivables segment are, and are expected to continue to be, royalty streams or debt backed by royalty streams or revenue interests paid by small and middle-market life science businesses, which are highly speculative and involve a high degree of risk of credit loss. In addition, we own royalties or invest in debt backed by royalties or revenue interests that are derived by pharmaceutical and biologic products that are early in their commercial launch, face intense competition or are subject to other risks, which similarly involve a high degree of risk of principal loss. If the underlying products do not generate anticipated revenues, we may suffer a loss of our investment.

In addition, the small and middle-market companies which that we target to advance debt are subject to a number of other significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their financial instruments that we hold, which may be accompanied by a deterioration in the value of their assets or of any collateral with respect to any financial obligations and a reduction in the likelihood of our realizing on any guarantees we may have obtained in connection with our investment;
•	they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our partner company, and in turn, on us;
•	they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•	they operate in the life science industry, which is both highly competitive and subject to extensive regulatory oversight, and their products may be recalled or displaced by new products, or they may lose regulatory approval altogether;
•	changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and
•	they may have difficulty accessing the capital markets to meet future capital needs.

Under circumstances where a partner company does not achieve commercial success or achieves lower sales than we anticipate, and the partner company requires additional capital that other stakeholders are not willing or are otherwise unable to provide, we may determine it is in our best interest to advance additional capital to such partner company in order to preserve the partner company’s collateral value and protect our investment. Any additional capital that we decided to advance would be subject to additional risk. We could lose all of any additional investment. The realization of any of these risks may materially impact our business, financial condition, results of operations, liquidity and cash flows.

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

Many of our Finance Receivables segment’s existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more or deeper relationships with potential business partners than us. Furthermore, many of our competitors are not subject to the maintenance of an exception or exemption from regulation as an investment company, which may allow them more flexibility in advancing capital to companies we may also target, such as advancing debt capital that is not repaid by royalty streams or revenue interests. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of existing and increasing competition and our competitors’ ability to provide a total financing package solution, inclusive of both debt and equity capital, we may not be able to take advantage of attractive business opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our business objectives.

In addition, we do not seek to compete primarily based on the cost of the capital that we provide, and we believe that some of our competitors provide capital at rates that are comparable to or lower than the rates we offer. We may lose business opportunities if we do not match our competitors’ pricing, terms and structure. If we match our competitors’ pricing, terms and structure, we may experience decreased net interest and royalty income and increased risk of credit loss.

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

Our business, financial condition, results of operations, liquidity and cash flows depend on the accuracy of our management’s assumptions and estimates, and we could experience significant gains or losses if these assumptions and estimates differ significantly from actual results.

We make and rely on certain assumptions and estimates regarding many matters related to our businesses, including valuations, interest rates, investment returns, expenses, operating costs and tax liabilities. We also use these assumptions and estimates to make decisions crucial to our business operations. Similarly, our management teams make similar assumptions and estimates in planning and measuring the performance of our Finance Receivables segment. In addition, certain investments and other assets and liabilities of our Finance Receivables segment must be, or at our election are, measured at fair value, the determination of which involves the use of various assumptions and estimates and considerable judgment. The factors influencing these various assumptions and estimates cannot be calculated or predicted with certainty, and if our assumptions and estimates differ significantly from actual outcomes and results, our business, financial condition, results of operations, liquidity and cash flows may be materially and adversely affected.

We generally do not control our partner companies.

We generally only hold royalties, debt backed by royalties, and revenue interests that are issued by our partner companies. As such, we do not, and do not expect to, control any of our partner companies, even though we may have board representation or board observation rights, and the debt agreements may contain certain restrictive covenants that limit the business and operations of our partner companies. As a result, we are subject to the risk that a partner company may make business decisions with which we disagree, and the management of such company may take risks or otherwise act in ways that do not serve our interests. These business decisions or risks may lead to adverse business or financial consequences for our partner companies, which in turn could adversely affect the performance of our Finance Receivables segment.

If we make investments in unsecured debt backed by royalties or revenue interests, those investments might not generate sufficient cash flow to service our debt obligations.

We may make investments in unsecured debt backed by royalties or revenue interests. Unsecured investments may be subordinated to other obligations of the obligor. Unsecured investments often reflect a greater possibility that adverse changes in the financial condition of the obligor or general economic conditions (including, for example, a substantial period of rising interest rates, inflation or declining earnings) or both may impair the ability of the obligor to make payment of principal and interest. If we make an unsecured investment in a partner company, that partner company may be highly leveraged, and its relatively high debt-to-equity ratio may increase the risk that its operations might not generate sufficient cash to service its debt obligations. In such cases we would not have any collateral to help secure repayment of the obligations owed to us.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations, or those of the companies in our portfolio, which in turn could adversely impact the performance of our Finance Receivables segment.

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Most recently, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, financial condition or results of operations.

Further, the performance of our Finance Receivables segment is substantially dependent upon the underlying performance of the companies in our portfolio, each of which is subject to the risks and factors discussed above. To the extent these companies are adversely impacted by developments in the financial services industry, the performance of our Finance Receivables segment would also be adversely impacted.

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

We may co-invest with third parties through our registered investment advisory business or otherwise. In certain circumstances, we may not be able to fund transactions without the participation of such third parties. In the event that we are unable to find suitable third parties to co-invest with us or if such third party fails to close, we may not be able to invest in an otherwise attractive opportunity, which could materially impact our results of operations.

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

We typically use the U.S. dollar London Interbank Offered Rate (“LIBOR”) as a reference rate in term loans we extend to partner companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. Most of our term loan agreements with partner companies contain a stated minimum value for LIBOR. and utilize the three-month LIBOR rate as the reference rate. As of December 31, 2022, approximately 64% of term loans with our partner companies utilized LIBOR, including a stated minimum of LIBOR, as a reference rate.

The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used LIBOR settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. The bank regulatory agencies indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they would examine bank practices accordingly. The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallback, and in December 2022, the Federal Reserve Board adopted related implementing rules.

SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. While SOFR has been adopted in select product areas it has not achieved full implementation as an alternative reference rate. At this time, it is not possible to predict how markets will respond to alternative reference rates as markets continue to transition away from LIBOR. Furthermore, because of the complexity of the transition from LIBOR, at this time, it is not possible to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the value of LIBOR-based securities and variable rate loans or other securities or financial arrangements.

The transition from LIBOR could create considerable costs and additional risk. We cannot predict whether or when LIBOR will actually cease to be available. If LIBOR ceases to exist, we may need to renegotiate the credit agreements with our partner companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Our term loans typically contain provisions to facilitate the transition to such new standard. If affected credit agreements with our partner companies are unable to be renegotiated, our investments may bear interest at a lower rate, subject to any contractual minimum LIBOR floors, which would decrease investment income and potentially the value of such investments. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked loans and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and investment income cannot yet be determined.

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

Risks Related to Pharmaceutical Development Segment

Enteris’ licensees may not be successful in efforts to develop products for many years, if ever.

Enteris’ success depends on its licensees’ ability to commercialize their products that will generate revenues sufficient to sustain and grow Enteris’ operations. Enteris has determined that it will not pursue clinical development of our product candidates. Enteris’ potential licensee may ever develop and commercialize any other peptide or small molecule product that helps us achieve profitability and growth. Even if Enteris’ licensee is successful in developing such a product, it is likely that development of any product will take several years. Enteris’ ability to achieve growth is dependent on a number of factors, including Enteris’ licensees’ ability to complete development efforts and obtain regulatory approval for additional product candidates.

Enteris’ licensees may not be successful in their efforts to gain regulatory approval for any of their product candidates and, if approved, the approval may not be on a timely basis.

Even if Enteris’ licensees are successful in their development efforts, they may not be able to obtain the necessary regulatory approval for their product candidates. The FDA must approve the commercial manufacture and sale of pharmaceutical products in the United States. Similar regulatory approvals are required for the sale of pharmaceutical products outside of the United States. None of Enteris’ partners’ products have been approved for sale in the United States, and they may never receive the approvals necessary for commercialization. Additional human testing must be conducted on our partners’ product candidates before they can be approved for commercial sale and such testing requires the investment of significant resources. Any delay in receiving, or failure to receive, these approvals would adversely affect Enteris’ ability to generate product revenues.

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

Enteris has filed applications for U.S. patents relating to proprietary formulation and manufacturing technology that Enteris has invented in the course of its research. Enteris’ most important U.S. manufacturing and drug delivery patents are scheduled to expire from 2024 to 2036, although Enteris has applications pending that could extend that protection. As of December 31, 2022, multiple U.S. patents have been issued and other applications are pending. Enteris has also made patent application filings in selected foreign countries and multiple foreign patents have issued with other applications pending. Enteris faces the risk that any of its pending applications will not be issued as patents. In addition, Enteris’ patents may be found to be invalid or unenforceable. Enteris’ business also is subject to the risk that its issued patents will not provide Enteris with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent Enteris is unable to protect its patents and patent applications, or similar or superior technologies are developed, our investment in our technologies may not yield the benefits that we expect.

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

As of December 31, 2022, we had NOL carryforwards for U.S. federal income tax purposes of $124.5 million. The U.S. federal NOL carryforwards, if not offset against future income, will expire by 2037. We may recognize additional NOLs in the future. In order to utilize the NOLs, the Company must generate taxable income that can offset such carryforwards.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation would be derived by multiplying the fair market value of the Company’s common stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 2.92 percent for March 2023. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

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

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made, and changes are likely to continue to occur in the future.

For example, on August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a number of tax-related provisions, including a 15 percent minimum corporate income tax on certain large corporations as well as an excise tax on stock repurchases. It is unclear how the IRA will be implemented by the U.S. Department of the Treasury through regulation. We are still evaluating the impact of the IRA on our tax liability, which tax liability could also be affected by how the provisions of the IRA are implemented through such regulation. We will continue to evaluate the IRA’s impact as further information becomes available.

It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law.

We are dependent upon our key management personnel for our future success.

We depend on the diligence, skill and network of business contacts of our senior management and their access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our senior management team evaluates, negotiates, structures, closes, monitors and services our investments. Our success depends to a significant extent on the efforts, judgment, business relationships, personal reputations and continued service of our senior management team, and other key personnel. The loss of the services of any of our key personnel or damage to their personal reputation could have a material adverse effect on our business. Accordingly, our retention of our key personnel and our success in recruiting additional personnel is crucial to our success. If our key personnel were to join or form a competitor, our business could similarly suffer a material adverse effect. In addition, we have very few employees, so the loss of any employee could be disruptive to our business. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our key personnel. We may also not succeed in recruiting additional personnel because the market for qualified professionals is extremely competitive. Efforts to retain or attract key personnel may result in significant additional expenses, which could adversely affect our profitability.

Changes in our management may cause uncertainty in, or be disruptive to, our business. Certain of our directors and management team members have been with us in those capacities for only a short time.

Our success depends upon the continued services of executive officers and other key personnel, as well as their ability to effectively transition to their successors. We have experienced significant changes in our senior leadership in 2022, including the appointment of a new Chief Executive Officer and Chief Financial Officer. Additionally, four of our directors resigned following the conclusion of our special committee’s review of the non-binding proposal received from funds managed by Carlson to acquire all of our shares not already owned by Carlson, and another director retired. Although we have endeavored to implement any management and director transition in a non-disruptive manner, such transitions might impact our business, and give rise to uncertainty among our customers, investors, vendors, employees and others concerning our future direction and performance, which may materially and adversely affect our business, financial condition, results of operations and cash flows, and our ability to execute our business model.

In addition, because certain members of our management and Board have served in their respective capacities for only limited durations, we face the additional risks that these persons have limited familiarity with our past practices, our business and our industry and lack established track records in managing our business strategy.

Any future changes to the executive management team, including hires or departures, could cause further disruption to the business and have a negative impact on operating performance, while these operational areas are in transition. We can provide no assurance that we will be able to continue to find suitable successors to key roles as transitions occur or that any identified successor will be successfully integrated into its management team.

We also believe that our future success will depend in large part upon our ability to attract, motivate and retain highly skilled technical, management personnel at all levels of the organization. Due to labor shortages and inflationary wage pressure, there is intense competition for qualified talent, which combined with the salary, benefits and other costs required to employ the right personnel, may make it difficult to achieve our financial goals. Consequently, we may not be successful in attracting, motivating and retaining such personnel, and our failure to do so could have a negative effect on our business including our ability to successfully develop, introduce, and market our products which may adversely impact our operating results, or financial condition.

Because we are relying on the exemptions from corporate governance requirements as a result of being a “controlled company” within the meaning of the Nasdaq listing standards, you do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Because Carlson controls a majority of our common stock, we are a “controlled company” within the meaning of the Nasdaq listing standards. Under these rules, a company of which more than 50 percent of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) the requirement that the board have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. However, our Board of Directors is currently comprised of a majority of independent directors and we currently have a Nominating and Corporate Governance Committee and the majority of the members of such committee are independent directors. If we were to fully avail ourselves of the controlled company rules, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

If we are unable to obtain additional debt or equity financing on commercially reasonable terms our business could be materially adversely affected.

As of December 31, 2022, we had $6.2 million of cash and cash equivalents plus $32.6 million available to be borrowed under our credit facility with Cadence Bank. On November 16, 2022, the Company entered into the Fifth Amendment to Loan and Security Agreement (the “Third Amendment”) with Cadence Bank, N.A. as a lender and the administrative agent. Pursuant to the Fifth Amendment, the Loan and Security Agreement dated as of June 29, 2018 (“Loan Agreement”) was amended to extend the Loan Agreement Termination Date to September 30, 2025 and increase the Loan Agreement Commitment to $35.0 million. We have limited capital to execute our business strategy and have obtained debt financing to fund future growth and obtain funds which may be made available for investments. If we are unable to enter into new debt or equity financing arrangements on commercially reasonable terms, our liquidity may be reduced significantly, and as a result, our ability to implement and grow our business strategy could be materially impacted.

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

As previously announced, we received a letter from Nasdaq indicating that, as a result of the resignations of four of our directors, we were no longer in compliance with Nasdaq Listing Rules 5605(b)(1), 5605(c)(2), 5605(d)(2) and 5605(e)(1), which require the Board to be comprised of a majority of independent directors, that the audit committee consist of at least three independent members and the compensation committee consist of at least two independent members, and that director nominees be selected, or be recommended for the Board’s selection, by a separate vote of a majority of independent directors or a committee comprised solely of independent directors. While we have successfully regained compliance, we can provide no assurance that we will continue to maintain compliance with such standards.

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

As of December 31, 2022, funds affiliated with Carlson owned in the aggregate 70.8 percent of our combined issued and outstanding common stock and unvested restricted stock. Due to the large percentage of ownership by funds affiliated with Carlson, including Double Black Diamond Offshore Ltd. (“Double Black”), they have the ability to control or exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or other significant transaction. The investment objectives of Carlson and its affiliates may from time to time be different than or conflict with those of our other stockholders.

In addition, pursuant to the terms of a Stockholders’ Agreement entered into on February 27, 2023 (as amended, the “Stockholders’ Agreement”), funds affiliated with Carlson have the right to approve specific transactions, including the incurrence of indebtedness over specified amounts, the sale of assets over specified amounts, declaration of dividends, loans, capital contributions to or investments in any third party over specified amounts, changes in the size of the board of directors and repurchases of common stock.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant stockholders including funds associated with Carlson. Funds associated with Carlson own an aggregate of 70.8 percent (9,093,766 common shares). Pursuant to the Stockholders’ Agreement entered into on February 27, 2023, as amended, and a Registration Rights Agreement entered into on September 6, 2013, we filed a Registration Statement on Form S-3 with the SEC on February 3, 2020, which became effective on February 19, 2020, to register all of the common stock owned by funds associated with Carlson for sale freely in the public market from time to time.

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

We have not been and do not intend to become registered as an “investment company” under the Investment Company Act of 1940, or the 1940 Act. We intend to conduct our business so as not to become regulated as an investment company under the 1940 Act.

Generally, a company will be determined to be an “investment company” if, absent an exclusion or exemption, it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or owns or proposes to acquire investment securities having a value exceeding 40 percent of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We refer to this investment company definition test as the “40 percent test.”

We do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities and believe that we are not engaged primarily in the business of investing, reinvesting or trading in securities. We believe that, for purposes of the 1940 Act, we are engaged primarily, through one or more of our subsidiaries, in the business of purchasing or otherwise acquiring certain obligations that represent part or all of the sales price of merchandise. Our subsidiaries that are so engaged rely on Section 3(c)(5)(A) of the 1940 Act, which, as interpreted by the SEC staff, requires each such subsidiary to invest at least 55 percent of its assets in “notes, drafts, acceptances, open accounts receivable and other obligations representing part of all of the sales price of merchandise, insurance and services,” which we refer to as the ICA Exception Qualifying Assets.

To ensure that we are not obligated to register as an investment company, we must not exceed the thresholds provided by the 40% test. For purposes of the 40 percent test, the term “investment securities” does not include U.S. government securities or securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, such as majority-owned subsidiaries that rely on Section 3(c)(6), which, based on the SEC staff’s interpretations, requires us to invest, either directly or through majority-owned subsidiaries, at least 55 percent of our assets in, as relevant here, businesses relying on Section 3(c)(5)(A). Therefore, the assets that we and our subsidiaries hold and acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated thereunder.

If the SEC or its staff in the future adopts a contrary interpretation to that provided in the no-action letter to the predecessor of Royalty Pharma plc or otherwise restricts the conclusions in the SEC staff’s no-action letter such that royalty interests are no longer treated as ICA Exception Qualifying Assets for purposes of Section 3(c)(6), or the SEC or its staff in the future determines that the no-action letter does not apply to some or all types of royalty receivables relating to biopharmaceutical assets, our business will be materially and adversely affected. In particular, we would be required to register as an investment company. The requirements imposed by the 1940 Act, including limitations on our capital structure and our ability to transact business with affiliates could make it impractical for us to continue our business as currently conducted. Our ceasing to not be deemed an investment company or to qualify for an exemption from registration as an investment company could materially and adversely affect the value of our common stock. In addition, we could be subject to legal actions by regulatory authorities and others and could be forced to dissolve.

In complying with Section 3(c)(5)(A), one of our subsidiaries, SWK Funding LLC (“SWK Funding”), relies on an interpretation that royalty interests that entitle an issuer to collect royalty receivables that are directly based on the sales price of specific biopharmaceutical products that use intellectual property covered by specific license agreements are ICA Exception Qualifying Assets under Section 3(c)(5)(A). This interpretation was promulgated by the SEC staff in a no-action letter issued to the predecessor of Royalty Pharma plc on August 13, 2010.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our businesses.

We increasingly confront potential conflicts of interest relating to our business, our investment or financing activities and our partner companies. Conflicts of interest may arise from the fact that (i) we provide investment management services to more than one partner company, (ii) the partner companies we work with often have one or more overlapping investment or financing strategies, and (iii) we could choose to allocate an investment to more than one partner company or to ourselves. Also, the investment or financing strategies employed by us for current and future partner companies, or on our own behalf, could conflict with each other, and may adversely affect the prices and availability of other securities or instruments held by, or potentially considered for, one or more partner companies.

We currently operate without information barriers in our Finance Receivables segment that some other investment management firms implement to separate business units and/or to separate persons who make investment decisions from others who might possess material non-public information that could influence such decisions. Our executive officers, investment professionals or other employees may acquire confidential or material non-public information and, as a result, we may be restricted from initiating transactions in certain securities. Notwithstanding the maintenance of restricted securities lists and other internal controls, it is possible that the internal controls relating to the management of material non-public information could fail and result in us buying or selling a security while, at least constructively, in possession of material non-public information. Inadvertent trading on material non-public information could have adverse effects on our reputation, result in the imposition of regulatory or financial sanctions and, as a consequence, negatively impact our ability to provide our investment management services to our partner companies.

Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which would materially adversely affect our business and results of operations.

Risks Associated with Investments in the Health Care and Life Sciences Industries

Public health epidemics, pandemics or outbreaks, including COVID-19, could adversely affect our and our partner companies’ businesses.

Public health epidemics, pandemics or outbreaks, and the resulting business or economic disruptions resulting therefrom, could adversely impact our and our partner companies’ businesses as well as our ability to raise capital. The impact of COVID-19 has been and will likely continue to be extensive in many aspects of society, which has resulted in and will likely continue to result in significant disruptions to the global economy, as well as businesses and capital markets around the world.

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

Economic recessions or downturns could impair the ability of our partner companies to repay loans, which, in turn, could increase our non- performing assets, decrease the value of our assets, reduce our volume of new loans and have a material adverse effect on our results of operations.

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

The potential inability of our partner companies’ and counterparties to charge desired prices with respect to prescription drugs could impact their revenues and in turn their ability to repay us or the magnitude of their royalty payments to us.

Our partner companies, as well as the value of our pharmaceutical royalties, are subject to risks associated with the pricing for prescription drugs. It is uncertain whether pharmaceutical products will continue to utilize established prescription drug pricing methods, or whether other pricing benchmarks will be adopted for establishing prices within the industry. Legislation may lead to changes in the pricing for Medicare and Medicaid programs. Regulators have conducted investigations into the use of prescription drug pricing methods for federal program payment, and whether such methods have inflated drug expenditures by the Medicare and Medicaid programs. Federal and state proposals have sought to change the basis for calculating payment of certain drugs by the Medicare and Medicaid programs. We cannot predict the ultimate content, timing or effect of any such legislation or executive action or the impact of potential legislation or executive action on us. Any changes to the method for calculating prescription drug costs may reduce the revenues of our partner companies operating in the pharmaceutical industry, which could in turn impair their ability to timely make any principal and interest payments owed to us. Additionally, any such changes to pharmaceutical product reimbursement similarly could reduce the revenues of the pharmaceutical products from which we receive royalties.

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

Holders of Record

There were approximately 90 stockholders of record of our common stock as of February 27, 2023. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Equity Securities

None.

Issuer Purchases of Equity Securities

On May 31, 2022, the board of directors of the Company (the “Board”) authorized a share repurchase program under which the Company was authorized to repurchase up to $10.0 million of the Company’s outstanding shares of common stock from time to time until May 15, 2023, through a Rule 10b5-1 trading plan in compliance with all applicable laws and regulations, including Rule 10b-18 of the Securities Exchange Act. The actual timing, number and value of shares repurchased under the program will depend on several factors, including the constraints specified in the Rule 10b5-1 trading plan, price, and general market conditions. There is no guarantee as to the exact number of shares that will be repurchased under the trading plan. Our Board may also suspend or discontinue the repurchase program at any time, in its sole discretion. The purchase period is July 1, 2022 through May 15, 2023.

The table below summarizes information about our purchases of common stock during the three months ending December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1, 2022 - October 31, 2022	14,902	$17.64	14,902	664,921
November 1, 2022 - November 30, 2022	7,968	19.02	7,968	656,953
December 1, 2022 - December 31, 2022	6,568	18.74	6,568	650,385
	29,438	$18.26	29,438

As of December 31, 2022, the Company has repurchased 63,901 shares under the share repurchase program at a total cost of $1.1 million, or $17.78 per share. As of December 31, 2022, the maximum number of shares that may yet be purchased under the plan was approximately $8.9 million, or 650,385 shares of common stock.

ITEM 6. RESERVED

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report. Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could be quite different from those expressed or implied by the forward-looking statements. Factors that could affect results are discussed more fully under the sections entitled “Risk Factors,” and ”Special Note Regarding Forward-Looking Statements” as revised and supplemented by those risks described from time to time in other reports which we file with the SEC. Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. We undertake no duty to update any forward-looking statements made herein after the date of this Annual Report.

Environmental, Social and Governance

As overseers of risk and stewards of long-term enterprise value, our management and Board play a vital role in assessing, identifying and understanding the potential impact and related risks of environmental, social and governance (“ESG”) issues on the organization’s operating model. Our management and Board are committed to identifying those ESG issues most likely to impact business operations and growth by focusing our investment strategy around supporting innovative, growth-oriented companies in the life sciences industry that maximize both social and investment value.

Among the ESG issues we support within our company, we are committed to recruiting, motivating and developing a diversity of talent. We promote and foster a company culture where every voice is welcome, heard and respected, regardless of age, gender, race, religion, sexual orientation, physical conditions, cultural background or country of origin.

The nature of our business supports environmental sustainability by being mindful of products we and our business partners use in our businesses. We promote recycling to reduce landfill, and we offer our employees a hybrid work model, which allows employees the flexibility to work remotely, thereby reducing the carbon output from commuting in cars or buses.

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

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding transactions as of, and for the year ended, December 31, 2022 (in thousands, except rate, share and per share data):

Royalty Purchases	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Revenue (Loss) Recognized	Active Investment as of 12/31/22
Beleodaq®	Oncology treatment	(1)	$7,600	$—	$799	No
Besivance®	Ophthalmic antibiotic	(2)	6,000	—	24	Yes
Best ABT, Inc.	Oncology diagnosis	(3), (4)	5,784	2,947	—	Yes
Coflex®/Kybella®	Spinal stenosis/submental fullness		4,350	3,902	503	Yes
Cambia®	NSAID migraine treatment	(3)	8,500	598	(264)	Yes
Forfivo XL®	Depressive disorder treatment		6,000	1,401	1,074	Yes
Ideal Implant, Inc.	Aesthetics	(4)	3,000	3,789	402	Yes
Iluvien®	Diabetic macular edema		16,501	15,543	2,211	Yes
Narcan®	Opioid overdose treatment	(1)	17,500	—	3,921	No
Duo Royalty	Japanese women’s health/cystic fibrosis		15,488	16,028	—	Yes
Ostomy Products Royalty	Ostomy products	(1)	3,900	—	1,927	No
Veru, Inc.	Women’s health		10,000	3,511	687	Yes
Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Rate	Revenue (Loss) Recognized	Active Investment as of 12/31/22
4Web, Inc.	First lien		12/31/24	$31,022	$31,495	16.0%	$4,542	Yes
AOTI, Inc.	First lien		03/21/27	12,000	12,022	11.0%	1,318	Yes
Acer Therapeutics, Inc.	First lien		03/04/24	6,942	7,322	12.0%	1,476	Yes
Acerus Pharmaceuticals Corporation	First lien	(1)	10/11/23	—	—	12.0%	538	No
Aziyo Biologics, Inc.	First lien		08/10/27	25,000	24,566	11.5%	1,219	Yes
B&D Dental Corporation	First lien	(1)	12/10/18	—	—	14.0%	2,401	No
BIOLASE, Inc.	First lien		05/31/25	13,300	13,836	10.5%	1,931	Yes
Biotricity, Inc.	First lien		12/21/26	12,364	12,291	11.5%	1,639	Yes
Epica International, Inc.	First lien		07/23/24	12,000	12,452	9.5%	1,506	Yes
eTon Pharmaceuticals, Inc.	First lien		11/13/24	6,615	6,707	10.0%	915	Yes
Exeevo, Inc.	First lien		07/01/27	5,000	4,975	12.0%	402	Yes
Flowonix Medical, Inc.	First lien	(4), (5)	12/23/25	11,942	11,304	14.0%	—	Yes
Keystone Dental Group	First lien	(1)	08/01/23	—	—	11.5%	888	No
MedMinder Systems, Inc.	First lien		08/18/27	20,000	19,902	10.3%	954	Yes
MolecuLight, Inc.	First lien		12/29/26	10,000	10,059	12.5%	1,482	Yes
Sincerus Pharmaceuticals, Inc.	First lien		05/15/27	13,497	13,516	10.4%	1,914	Yes
Trio Healthcare Ltd.	First lien		07/01/26	8,428	8,389	12.5%	1,052	Yes
26

Cost Method Investment	Licensed Technology	Footnote	Maturity Date	Principal	GAAP Balance	Rate	Revenue (Loss) Recognized	Active Investment as of 12/31/22
Tissue Regeneration Therapeutics, Inc. (“TRT”)	Umbilical cord banking	(6)	N/A	$—	$—	N/A	—	Yes
Marketable Investments	Number of Shares	Footnote	Funded Amount	GAAP Balance	Change in Fair Value	Active Investment as of 12/31/22
Secured Royalty Financing (Marketable Investment)	N/A	(4)	$3,000	$76	$—	Yes
Bioventus, Inc. (“Bioventus”) Common Stock	—	(7)	N/A	—	(534)	No
Harrow Health, Inc. (“Harrow”) Common Stock	—	(7)	N/A	—	6	No
Epica International, Inc.	25,000		N/A	—	—	Yes
Sincerus Pharmaceuticals, Inc.	26,575		N/A	—	—	Yes
Warrants to Purchase Stock	Number of Shares	Footnote	Exercise Price per Share	GAAP Balance	Change in Fair Value	Active Investment as of 12/31/22
4Web, Inc.	TBD		$—	$—	$—	Yes
AOTI, Inc.	92,490		—	—	—	Yes
Acer Therapeutics, Inc.	150,000		2.46	297	70	Yes
Acer Therapeutics, Inc.	100,000		1.51	210	118	Yes
Acerus Pharmaceuticals Corporation	7,764,004	(1)	0.053 CAD	5	(97)	Yes
Aziyo Biologics	157,895		6.65	517	(263)	Yes
Aziyo Biologics	30,075		6.65	99	16	Yes
BIOLASE, Inc.	22,039		0.39	5	(178)	Yes
Biotricity, Inc.	57,536		6.26	9	(165)	Yes
CeloNova BioSciences, Inc.	TBD	(8)	—	—	—	Yes
DxTerity Diagnostics, Inc.	2,019,231	(8)	—	—	—	Yes
Epica International, Inc.	TBD		—	—	—	Yes
eTon Pharmaceuticals, Inc.	51,238		5.86	41	(54)	Yes
eTon Pharmaceuticals, Inc.	18,141		6.62	15	(19)	Yes
Exeevo, Inc.	930		—	—	—	Yes
EyePoint Pharmaceuticals, Inc.	40,910		11.00	20	(257)	Yes
EyePoint Pharmaceuticals, Inc.	7,773		19.30	2	(39)	Yes
Flowonix Medical, Inc.	155,561	(4), (5)	—	—	—	Yes
Harrow Health, Inc.	—	(7)	—	—	1,285	No
MedMinder Systems, Inc.	72,324		—	—	—	Yes
MolecuLight, Inc.	TBD		—	—	—	Yes

	Assets	Revenue Recognized
Total finance receivables	$236,555	$35,461
Total marketable investments	76	—
Cost method investment	—	—
Fair value of warrant assets	1,220	—
Total assets/revenues	$237,851	$35,461
27

(1) Finance receivable was paid off during 2022.
(2) US royalty was paid off during the year ended December 31, 2021. SWK continues to receive insignificant royalties on international sales.
(3) Investment considered impaired.
(4) Investment on nonaccrual.
(5) Flowonix is evaluating strategic alternatives for the business.
(6) A provision for credit losses was recognized during the fourth quarter of 2022.
(7) Marketable investment was sold during the fourth quarter of 2022. Please see part II, item 8, footnote 5 of the notes to the consolidated financial statements for further information.
(8) Finance receivable was paid off during the year ended December 31, 2021.

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

Finance Receivables

Finance receivables are measured based upon the difference between the recorded investment in each receivable and either the present value of the expected future cash flows discounted at each receivable’s effective interest rate (the receivable’s contractual interest rate adjusted for any deferred fees, costs, discount or premium at the date of origination or acquisition) or if a receivable is collateral dependent, the collateral’s fair value. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral. The determination of impairment involves management’s judgment and the use of market and third party estimates regarding collateral values. Valuations of impaired receivables and corresponding impairment affect the level of the reserve for credit losses.

Revenue Recognition

Finance Receivables Segment

Our Finance Receivables segment records interest income on an accrual basis based on the effective interest rate method to the extent that we expect to collect such amounts. Incentive fees, if any, are recognized when earned at the end of the relevant performance period, pursuant to the underlying contract. Other administrative service revenues are recognized when contractual obligations are fulfilled or as services are provided.

Pharmaceutical Development Segment

Our Pharmaceutical Development segment enters into collaboration and licensing agreements with strategic partners, under which it may exclusively license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. Management uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion.

Fair Value of Financial Instruments

The fair value of our financial instruments reflects the amounts that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Our financial instruments not required to be adjusted to fair value on a recurring basis consist principally of cash and restricted cash, accounts and finance receivables, accounts payable, and accrued expenses. We believe the carrying amount of cash and cash equivalents, accounts and finance receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturities.

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

We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist at each reporting date. Any adjustments to the deferred tax asset valuation allowance is recorded in the statement of operations in the period it is determined an adjustment is required.

Please refer to Note 12 of the notes to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 1 of the notes to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data.

Results of Operations

This section of this Annual Report generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussion of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes the results of our operations for the years ended December 31, 2022 and 2021:

(in millions)	For the Year Ended December 31,
	2022	2021	Change
Revenues	$41.5	$56.2	$(14.7)
Provision for credit losses	3.5	—	3.5
Interest expense	0.3	0.4	(0.1)
Pharmaceutical manufacturing, research and development expense	7.0	7.3	(0.3)
Change in fair value of acquisition-related contingent consideration	5.2	(0.3)	5.5
Depreciation and amortization expense	2.6	4.1	(1.5)
General and administrative expense	13.0	13.6	(0.6)
Other (expense) income, net	(0.3)	2.0	(2.3)
Income tax (benefit) expense	(4.0)	7.1	(11.1)
Net income	13.5	25.9	(12.4)

Revenues

We generated revenues of $41.5 million and $56.2 million for the years ended December 31, 2022 and 2021, respectively. The $14.7 million decrease in revenue for the year ended December 31, 2022, consisted of a $10.9 million decrease in Pharmaceutical Development segment revenue and a $3.8 million decrease in Finance Receivables segment revenue. The decrease in Pharmaceutical Development segment revenue included $5.0 million of milestone revenue related to Enteris’ non-exclusive commercial license agreement (the “ License Agreement”) with Cara Therapeutics, Inc. (“Cara”) received during the year ended December 31, 2022, compared to $15.0 million of milestone revenue for the same period of 2021. The $3.8 million decrease in Finance Receivables segment revenue was primarily due to a $5.6 million net decrease in royalty revenue which was the result of the achievement of return premiums that caused a step down in royalty rates, which was partially offset by a net increase of $1.8 million in interest and fees earned on finance receivables.

Provision for Credit Losses and Impairment Expense

We recognized provision for credit loss expense of $3.5 million on our cost method investment during the year ended December 31, 2022 (please refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 3 of the notes to the consolidated financial statements for further information on provision for credit losses). We did not recognize any credit loss provision or impairment expense for the year ended December 31, 2021.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense decreased to $0.3 million for the year ended December 31, 2022 from $0.4 million for the year ended December 31, 2021. This slight decrease in interest expense was due to a lower average outstanding balance on our credit facility during the year ended December 31, 2022 when compared to the year ended December 31, 2021.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense decreased from $7.3 million for the year ended December 31, 2021 to $7.0 million for the year ended December 31, 2022. The $0.3 million decrease was primarily due to a decrease in expenses related to internal pipeline programs.

Change in Fair Value of Contingent Consideration

We recognized a $5.2 million loss in change in fair value of acquisition-related contingent consideration during the year ended December 31, 2022 and recognized a $0.3 million gain in 2021. The contingent consideration is the earnout related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement with Cara for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVA™ in any indication worldwide, excluding South Korea and Japan (please refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 7 of the notes to the consolidated financial statements for further information on contingent consideration). The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the estimated value of the liability.

Depreciation and Amortization

The $1.5 million decrease in depreciation and amortization expense for the year ended December 31, 2022 primarily consists of a decrease in amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation, including stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses decreased to $13.0 million for the year ended December 31, 2022 from $13.6 million for the year ended December 31, 2021. The $0.6 million decrease was primarily due to a $1.4 million decrease in corporate strategic planning and related special committee board fees, as well as a $0.7 million decrease in stock-based compensation expense related to the forfeiture of stock-options held by former employees and board members upon their departure in 2022. The decrease was partially offset by a $1.3 million increase in audit and legal fees related to amending the Company’s Articles of Incorporation and Bylaws and other corporate governance, financing and strategic matters.

Other (Expense) Income, Net

Other expense, net for the year ended December 31, 2022 reflected a net fair market value gain of $0.4 million on the change in fair value of our warrant assets and a net fair market value loss $0.5 million on the change in fair value of our Bioventus and Harrow common stock. During the year ended December 31, 2022, we exercised our right to purchase Harrow common stock. Upon exercise, we received 306,347 shares of Harrow common stock with a fair value of $3.7 million, or $11.97 per share. During the year ended December 31, 2022, we sold our shares of Harrow and Bioventus common stock and received proceeds of $3.7 million and $0.5 million, respectively. Other expense, net for the year ended December 31, 2022 reflected a realized loss of $0.2 million on the sale of our Bioventus and Harrow common stock. Other (expense) income, net for the year ended December 31, 2022 also includes a $0.2 million loss from the remeasurement of foreign currency transactions into our functional currency, net of changes in fair value of the foreign currency forward contract.

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

Income Tax (Benefit) Expense

During the year ended December 31, 2022 and 2021, we recognized income tax benefit of $4.0 million and income tax expense of $7.1 million, respectively. The $11.1 million decrease in income tax expense is a result of lower taxable income for the year ended December 31, 2022 when compared to the same period of the prior year.

As of December 31, 2022 and 2021, our cumulative gross deferred tax assets were $33.1 million and $38.9 million, respectively. Based on historical and expected future operating performance, we concluded that it was more likely than not that we will not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. The valuation allowance against deferred tax assets was $6.7 million and $16.3 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, we believe it is more likely than not that we will realize approximately $24.5 million of benefit from the U.S. federal and state deferred tax assets in the future.

As of December 31, 2022, we had NOLs for federal income tax purposes of $124.5 million. The federal NOL carryforwards, if not offset against future income, will expire by 2037. Approximately $4.0 million of the $124.5 million can be carried forward indefinitely. We also had federal research credit carryforwards of $2.9 million. The federal research credits begin to expire in 2023 and will fully expire by 2042.

Liquidity and Capital Resources

As of December 31, 2022, we had $6.2 million in cash and cash equivalents, compared to $42.9 million in cash and cash equivalents as of December 31, 2021. The primary driver of the $36.7 million decrease in our cash balance was $95.1 million of investment funding, net of deferred fees and origination expenses and including $2.8 million of collateral on forward currency exchange contract; $21.7 million for payments of accounts payable, payroll and benefits expense, including $2.8 million for Enteris’ internal pipeline projects and capital expenditures; $6.0 million of repayments our credit facility; and $1.1 million to repurchase shares of our common stock on the open market. The decrease was partially offset by $75.9 million of interest, fees, principal and royalty payments received on our finance receivables and a net $3.4 million of payments generated by our Pharmaceutical Development segment (the net $3.4 million includes $5.0 million of payments related to the completion of milestones under the License Agreement less $2.5 million paid to the seller of Enteris, pursuant to the provisions of the merger agreement related to such sale).

We entered into a $20.0 million revolving credit facility in June 2018. The credit facility was amended on November 16, 2022 to extend the termination date to September 30, 2025 and increase the borrowing size under the credit facility to $35.0 million. As of December 31, 2022, approximately $32.6 million was available for borrowing under the credit facility. We are continuing to explore other options with respect to a new credit facility.

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
33

As of December 31, 2022, our finance receivables portfolio contains $236.6 million of finance receivables and $0.1 million of marketable investments. We expect these assets to generate positive cash flows in 2023. However, we continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates with a LIBOR-based interest rate floor. Changes in interest rates, including the levels of LIBOR rates or the replacement of LIBOR with another reference rate, such as SOFR, the Secured Overnight Financing Rate, may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

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

As of December 31, 2022, we had $11.9 million of unfunded commitments. Please refer to Part II, Item 8, Financial Statements, Note 7 of the notes to the consolidated financial statements for further information regarding the Company’s commitments and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the year ended December 31, 2022, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at December 31, 2022, approximated its carrying value. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as receiver. The standard deposit insurance amount is up to $250,000 per depositor, per insured bank, for each account ownership category. In addition, on March 10, 2023, the Bank of England (the “BOE”) announced that it intended to seek the placement of Silicon Valley Bank UK Limited (“SVBUK”), an affiliate of SVB, into a Bank Insolvency Procedure, and on March 13, 2023, HSBC announced the acquisition of SVBUK. We maintain no deposit or other accounts with SVB or SVBUK.

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

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

SWK Holdings Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Finance Receivables

As described in Note 3 to the consolidated financial statements, the Company’s consolidated finance receivables balance was $236.6 million as of December 31, 2022, which is net of the allowance for credit losses of $11.8 million. The Company generated $35.5 million of finance receivable interest income, including fees during the year ended December 31, 2022. The Company’s finance receivables are stated at amortized cost, net of unamortized origination fees, if any. Interest income on the finance receivables is recorded on an accrual basis based on the effective interest rate method to the extent that the Company expects to collect such amounts. The Company evaluates the collectability of both interest and principal for each finance receivable to determine whether it is impaired. A finance receivable is considered to be impaired when, based on current information and events, the Company determines it is probable that it will be unable to collect amounts due according to existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the finance receivable to the value determined by discounting the expected future cash flows. If actual cash flows were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of the finance receivables and results of operations.

The principal considerations for our determination that performing procedures relating to valuation of the finance receivables is a critical audit matter are its overall impact on the consolidated financial statements, including the realization of the Company’s deferred tax assets, and the significant amount of judgement by management in developing the assumptions of the expected future cash flows, which in turn led to significant auditor judgement, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to the expected future cash flows. Additionally, for certain finance receivables, there may be limited historical data with which to evaluate the expected future cash flows.

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

San Francisco, California

March 31, 2023

SWK HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	Year Ended December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$6,156	$42,863
Interest and accounts receivable, net	3,094	1,803
Marketable investments	—	1,034
Other current assets	1,114	1,727
Total current assets	10,364	47,427

Finance receivables, net	236,555	181,553
Collateral on foreign currency forward contract	2,750	—
Marketable investments	76	119
Cost method investment	—	3,491
Deferred tax assets, net	24,480	20,539
Warrant assets	1,220	3,419
Intangible assets, net	8,190	9,964
Goodwill	8,404	8,404
Property and equipment, net	5,840	5,779
Other non-current assets	1,742	1,970
Total assets	$299,621	$282,665

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,902	$5,087
Revolving credit facility	2,445	8
Total current liabilities	6,347	5,095

Contingent consideration payable	11,200	8,530
Other non-current liabilities	2,145	1,804
Total liabilities	19,692	15,429

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,843,157 and 12,836,133 shares issued and outstanding at December 31, 2022 and 2021, respectively	12	13
Additional paid-in capital	4,430,922	4,431,719
Accumulated deficit	(4,151,005)	(4,164,496)
Total stockholders’ equity	279,929	267,236
Total liabilities and stockholders’ equity	$299,621	$282,665

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenues
Finance receivable interest income, including fees	$35,461	$39,310
Pharmaceutical development	5,485	16,122
Other	538	723
Total revenues	41,484	56,155
Costs and expenses:
Provision for credit losses	3,491	—
Interest expense	340	374
Pharmaceutical manufacturing, research and development expense	6,952	7,347
General and administrative	12,964	13,620
Change in fair value of acquisition-related contingent consideration	5,170	(287)
Depreciation and amortization expense	2,599	4,061
Income from operations	9,968	31,040
Other income (expense), net
Unrealized net gain on warrants	417	272
Unrealized net (loss) gain on equity securities	(528)	1,839
Realized loss on sale of investments	(151)	(140)
Foreign currency transaction loss	(215)	—
Income before income tax (benefit) expense	9,491	33,011
Income tax (benefit) expense	(4,000)	7,082
Net income	$13,491	$25,929

Net income per share
Basic	$1.05	$2.03
Diluted	$1.05	$2.02
Weighted average shares outstanding
Basic	12,835	12,796
Diluted	12,880	12,834

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2020	12,792,586	$13	$4,430,924	$(4,190,425)	$240,512
Stock-based compensation	—	—	1,163	—	1,163
Issuance of common stock upon vesting of restricted stock	18,978	—	—	—	—
Net settlement for employee taxes on restricted stock and options	—	—	(368)	—	(368)
Stock options exercised, net	24,569	—	—	—	—
Net income	—	—	—	25,929	25,929
Balances at December 31, 2021	12,836,133	13	4,431,719	(4,164,496)	267,236
Stock-based compensation	—	—	500	—	500
Issuance of common stock upon vesting of restricted stock	54,666	—	—	—	—
Forfeiture of unvested restricted stock	(6,815)	—	—	—	—
Net settlement for employee taxes on restricted stock and options	—	—	(160)	—	(160)
Stock options exercised, net	23,074	—	—	—	—
Repurchases of common stock in open market	(63,901)	(1)	(1,137)	—	(1,138)
Net income	—	—	—	13,491	13,491
Balances at December 31, 2022	12,843,157	$12	$4,430,922	$(4,151,005)	$279,929

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$13,491	$25,929
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	3,491	—
Amortization of debt issuance costs	69	49
Right-of-use asset amortization	229	250
Deferred income taxes	(3,941)	6,952
Change in fair value of warrants	(417)	(272)
Change in fair value of equity securities	528	(1,839)
Foreign currency transaction loss	754	—
Loss on sale of marketable securities	151	140
Change in fair value of acquisition-related contingent consideration	5,170	(287)
Loan discount and fee accretion	(2,204)	(1,130)
Interest paid-in-kind	(5,995)	(950)
Stock-based compensation	500	1,163
Depreciation and amortization	2,599	4,061
Changes in operating assets and liabilities:
Interest and accounts receivable	(1,291)	108
Derivative assets and liabilities, net	(539)	—
Collateral on forward currency exchange contract	(2,750)	—
Other assets	(44)	(1,788)
Accounts payable and other liabilities	(1,599)	2,159
Net cash provided by operating activities	8,202	34,295

Cash flows from investing activities:
Proceeds from sale of marketable investments	4,151	—
Cash received from settlement of warrants and equity securities	—	1,875
Investment in finance receivables	(93,118)	(42,350)
Repayment of finance receivables	45,673	67,192
Corporate debt securities principal payments	43	122
Purchases of property and equipment	(297)	(1,078)
Net cash (used in) provided by investing activities	(43,548)	25,761

Cash flows from financing activities:
Net settlement for employee taxes on restricted stock and options	(160)	(368)
Repurchases of common stock, including fees and expenses	(1,138)	—
Net proceeds from (payments on) credit facility	2,437	(11,750)
Payment of acquisition-related contingent consideration	(2,500)	(8,083)
Net cash used in financing activities	(1,361)	(20,201)

Net (decrease) increase in cash and cash equivalents	(36,707)	39,855
Cash and cash equivalents at beginning of period	42,863	3,008
Cash and cash equivalents at end of period	$6,156	$42,863

Supplemental noncash flow activity:
Warrants received in connection with finance receivables	$1,180	$175
Cash paid for interest	$268	$110
Fair value of common stock received in connection with payoff of term loan	$—	$887
Fair value of common stock received upon exercise of warrant	$3,667	$—

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

As of March 17, 2023, the Company and its partners have executed transactions with 50 different parties under its specialty finance strategy, funding an aggregate $725.2 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Finite-lived intangible assets are amortized over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. Goodwill and indefinite-lived intangible assets are not amortized, but instead, are subject to annual impairment testing. We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied fair value. For the years ended December 31, 2022, and 2021, the Company determined there were no indicators of impairment relating to identifiable finite-lived intangible assets.

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

Based on the Company’s 2022 goodwill impairment testing, no goodwill impairment was indicated as of December 31, 2022.

Inventory

Inventories are stated at the lower of cost or net realizable value, valued at specifically identified cost which approximates the first-in, first-out method. The components of inventory include raw materials of $0.6 million as of both December 31, 2022 and 2021 and are reflected in current assets in the consolidated balance sheets.

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

Deferred Revenue and Deferred Costs

Deferred revenue includes amounts that have been billed per the contractual terms but have not been recognized as revenue. The Company classifies as current the portion of deferred revenue that is expected to be recognized within one year from the balance sheet date. Deferred revenue was $33,000 and $0.2 million as of December 31, 2022 and 2021, respectively, and is included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

Finance Receivables

The Company extends credit to customers through a variety of financing arrangements, including revenue interest term loans. The amounts outstanding on loans are referred to as finance receivables and are included in finance receivables in the consolidated balance sheets. It is the Company’s expectation that the loans originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk, some or all of certain exposures may be sold. Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If the Company no longer has the intent or ability to hold loans for the foreseeable future, then the loans are transferred to held for sale (“HFS”). Loans entered into with the intent to resell are classified as HFS.

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

Allowance for Credit Losses on Finance Receivables

The allowance for credit losses is intended to provide for credit losses inherent in the finance receivables portfolio and is periodically reviewed for adequacy considering credit quality indicators, including expected and historical losses and levels of and trends in past due loans, non-performing assets and impaired loans, collateral values and economic conditions. The allowance for credit losses is determined based on specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows. Changes to the allowance for credit losses are recorded in the provision for loan credit losses in the consolidated statements of income.

Marketable Investments

The Company’s marketable investment portfolio includes debt securities as of December 31, 2022. The debt security is classified as an available-for-sale security, which is reported at fair value with unrealized gains or losses recorded in statements of other comprehensive income, net of applicable income taxes. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than temporarily impaired using all available information about the collectibility of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (1) the Company does not intend to sell the debt security, (2) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

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

Foreign Currency Transactions

The Company uses the U.S. dollar as its functional currency. Monetary assets and liabilities and transactions denominated in currencies other than an entity’s functional currency are remeasured into its functional currency using current exchange rates, whereas nonmonetary assets and liabilities are remeasured using historical exchange rates. The Company recognizes gains and losses from such remeasurements within other income (expense), net in the consolidated statements of income in the period of occurrence.

Other Receivables

As of December 31, 2022, the Company had collateral receivable of $2.8 million with the counterparties on its foreign currency exchange contract and is recorded as collateral on foreign currency forward contract in the consolidated balance sheets.

Derivatives

All derivatives held by the Company are recognized in the consolidated balance sheets at fair value. Changes in fair value for derivatives that do not meet the criteria for hedge accounting, or for which the Company has not elected hedge accounting are recorded in the consolidated statements of income. If a derivative is recorded using hedge accounting, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the consolidated statements of income or recorded in other comprehensive income.

The Company had no derivatives designated as hedges as of December 31, 2022 and 2021. The Company holds warrants issued to the Company in conjunction with term loan investments discussed in Note 3. These warrants meet the definition of a derivative and are included in warrant assets in the consolidated balance sheets. The Company also uses a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. The foreign currency forward contract discussed in Note 9 is not designated as a hedging instrument, and changes in fair value are recognized in earnings.

Revenue Recognition

Finance Receivables Segment

The Company’s Finance Receivables segment records interest income on an accrual basis based on the effective interest rate method to the extent that it expects to collect such amounts. The Company recognizes investment management fees when clients invest in our recommended transactions as earned over the period the services are rendered. In general, the majority of investment management fees earned are charged either monthly or quarterly. Incentive fees, if any, are recognized when earned at the end of the relevant performance period, pursuant to the underlying contract. The Company did not recognize any management or incentive fees in 2022 or 2021. Other service revenues are recognized when contractual obligations are fulfilled or as services are provided.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Deferred revenue as of December 31, 2022 and 2021 was $33,000 and $0.2 million, respectively, and is classified as current deferred revenue and is included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2022 or 2021, as all of our cash was held in checking, savings and brokerage accounts. As of December 31, 2022, cash was deposited in financial institutions and consisted of immediately available fund balances. The Company maintains its cash deposits with well-known and stable financial institutions but balances may exceed stated federally insured limits.

Interest and Accounts Receivable

The Company records interest receivable on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. When management does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the loan on nonaccrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or the Company believes the partner company has demonstrated the ability to repay the Company’s current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. The Company did not recognize any provision for interest receivable credit losses in 2022 and 2021.

Accounts receivable for management fees are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The Company determines an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. As of December 31, 2022 and 2021, the allowance for doubtful accounts was zero.

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

Finance Receivables Segment

The Company performs ongoing credit evaluations of its partner companies and generally requires collateral. For the year ended December 31, 2022, two of our business partners accounted for 31 percent of our interest and accounts receivable. For the year ended December 31, 2021, five of our business partners accounted for 63 percent of our interest and accounts receivable.

Pharmaceutical Development Segment

For the years ended December 31, 2022 and 2021, Cara accounted for approximately 87 percent and 98 percent, respectively, of Pharmaceutical Development segment revenues.

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

Fair Value of Financial Instruments

The recorded values of cash and restricted cash, accounts and finance receivables, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments. The recorded values of our foreign currency forwards are fair value based on observable inputs other than quoted prices.

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

Comprehensive Income

The consolidated statements of comprehensive income have been omitted, as net income equals comprehensive income for the years ended December 31, 2022 and 2021.

Net Income per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock, and when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net income	$13,491	$25,929

Denominator:
Weighted-average shares outstanding	12,835	12,796
Effect of dilutive securities	45	38
Weighted-average diluted shares	12,880	12,834

Basic net income per share	$1.05	$2.03
Diluted net income per share	$1.05	$2.02

As of December 31, 2022 and 2021, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 248,000 and 368,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles (“GAAP”) to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity. ASU 2020-04 was effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company has identified existing loans that reference LIBOR and is in the process of evaluating alternatives in each situation. The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04 and does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

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

The Company will adopt the new CECL model effective January 1, 2023, using the modified retrospective approach for all financial assets measured at amortized cost, as well as off-balance sheet credit exposures such a unfunded commitments. The Company has developed a methodology and model to be used upon adoption. As of December 31, 2022, the Company’s Finance Receivables totaled $236.6 million with a corresponding allowance for loan losses of $11.8 million under current GAAP. Management evaluated the calculation of its allowance under ASU 2016-13 parallel to its current modeling, and the Company estimates the adoption of the new guidance will result in an increase to the allowance for credit losses, including the reserve for off-balance sheet credit exposure (please see Note 7 for further details on the Company’s off-balance sheet credit exposure), between $1.0 million and $2.0 million.

For other assets within the scope of Topic 326, such as accounts and other receivables, management expects the adoption of this standard to have an immaterial impact on the Company’s consolidated financial statements. As the Company finalizes its implementation of ASU 2016-13, final decisions by management may result in a different impact than that stated above for financial statement and disclosure purposes.

Note 2. Goodwill and Intangible Assets

Goodwill

There was no change in the carrying amount of goodwill from December 31, 2021 to December 31, 2022, and net book value remains at $8.4 million. The net book value of goodwill is solely related to the Enteris acquisition in 2019. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company first assesses qualitative factors to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform an impairment test. If the qualitative assessment warrants further analysis, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of net assets of the reporting unit, goodwill is not impaired. If the carrying value of the reporting unit’s goodwill exceeds its fair value, then the Company must record an impairment charge equal to the difference. As of December 31, 2022, the Company concluded that it is more likely than not that the fair value of the reporting unit is greater than its carrying value, and goodwill is not considered to be impaired.

Intangible Assets

As of December 31, 2022 and 2021, the gross book value, accumulated amortization, net book value and estimated useful life of acquired intangible assets were as follows (in thousands, except estimated useful life data):

	As of December 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
License Agreement(1)	$29,400	$21,509	$7,891	10
Trade names and trademarks	210	71	139	10
Customer relationships	240	80	160	10
Total intangible assets	$29,850	$21,660	$8,190

	As of December 31, 2021
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
License Agreement(1)	$29,400	$19,780	$9,620	10
Trade names and trademarks	210	50	160	10
Customer relationships	240	56	184	10
Total intangible assets	$29,850	$19,886	$9,964

(1)	Prior to our acquisition of Enteris, Enteris entered into the License Agreement with Cara, for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

Amortization expense was $1.8 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively, and was recorded in the consolidated statements of net income. Based on amounts recorded at December 31, 2022, the Company will recognize acquired intangible asset amortization as follows (in thousands):

2023	$1,703
2024	1,546
2025	1,076
2026	1,076
2027	1,076
Thereafter	$1,713
Total	$8,190

Note 3. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

As of December 31, 2022, the Company had credit loss allowance of $11.8 million. Of the total $11.8 million, $1.2 million is associated with the Company’s Cambia® royalty, $0.6 million is associated with the Company’s Besivance® royalty, and $3.5 million is associated with the Company’s TRT cost-method investment. During the year ended December 31, 2022, the Company recognized a full reserve against its cost method investment due to weaker than anticipated operational results. The remaining $6.6 million is related to the Best ABT, Inc. (“Best”), second lien term loan that was recognized in order to reflect the Best royalty at its estimated fair value. Approximately $23,906 of cash receipts received from the Company’s Besivance® royalty during the year ended December 31, 2022 were applied toward the allowance for credit losses.

The carrying values of finance receivables are as follows (in thousands):

	December 31,
	2022	2021
Term loans	$188,836	$136,312
Royalty purchases	59,565	53,629
Total before allowance for credit losses	248,401	189,941
Allowance for credit losses	(11,846)	(8,388)
Total carrying value	$236,555	$181,553

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

The Company individually develops the allowance for credit losses for any identified impaired loans. In developing the allowance for credit losses, the Company considers, among other things, the following credit quality indicators:

•	business characteristics and financial conditions of obligors;

•	current economic conditions and trends;

•	actual charge-off experience;

•	current delinquency levels;

•	value of underlying collateral and guarantees;

•	regulatory environment; and

•	any other relevant factors predicting investment recovery.

The following table presents nonaccrual and performing loans by portfolio financing structure: (in thousands):

	December 31, 2022			December 31, 2021
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$11,304	$177,532	$188,836	$18,288	$118,024	$136,312
Royalty purchases	6,736	40,983	47,719	3,362	41,879	45,241
Total carrying value	$18,040	$218,515	$236,555	$21,650	$159,903	$181,553

As of December 31, 2022, the Company had three finance receivables in nonaccrual status: (1) the term loan to Flowonix Medical, Inc. (“Flowonix”), with a net carrying value of $11.3 million; (2) the Best royalty, with a net carrying value of $2.9 million; and (3) the Ideal Implant, Inc. (“Ideal”) royalty, with a net carrying value of $3.8 million. As of December 31, 2021, the Company had three finance receivables in nonaccrual status: (1) the term loan to Flowonix Medical, Inc., with a net carrying value of $10.0 million; (2) the term loan with B&D Dental Corporation (“B&D”), with a carrying amount of $8.3 million; and (3) the Best royalty, with a carrying amount of $3.4 million. Although in nonaccrual status, none of the finance receivables were considered impaired as of December 31, 2022 and 2021. The Company collected $0.8 million and $1.2 million on its nonaccrual finance receivables during the year ended December 31, 2022 and December 31, 2021, respectively.

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Production equipment and other	$3,895	$3,042
Furniture and fixtures	59	38
Leasehold improvements	3,656	3,648
Capitalized software	87	84
Total	7,697	6,812
Less accumulated depreciation and amortization	(1,857)	(1,033)
Property and equipment, net	$5,840	$5,779

Depreciation and amortization expense on property and equipment was $0.8 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively.

Note 5. Marketable Investments

Investments in corporate debt securities and equity securities as of December 31, 2022 and 2021 consist of the following (in thousands):

	Year Ended December 31,
	2022	2021
Corporate debt securities	$76	$119
Equity securities	—	1,034
Total marketable investments	$76	$1,153

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of December 31, 2022 and 2021, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2022	$76	$—	$—	$76
December 31, 2021	$119	$—	$—	$119

The following table presents realized and unrealized gains and losses on equity securities as prescribed by ASC 321, Investments - Equity Securities during the year ended December 31, 2022 and 2021.

	December 31,
	2022	2021
Unrealized net (loss) gain on equity securities reflected in the Consolidated Statements of Income	$(528)	$1,839
Fair value of common stock received upon exercise of warrant to purchase stock	3,667	—
Proceeds received on sale/tender of common stock	—	1,875
Realized net loss on sale/tender of equity securities reflected in the Consolidated Statements of Income	(151)	(140)

Equity Securities

During the year ended December 31, 2022, the Company exercised its right to purchase Harrow Health, Inc. (“Harrow”) common stock. Upon exercise, the Company received 306,347 shares of Harrow common stock with a fair value of $3.7 million, or $11.97 per share. During the year ended December 31, 2022, the Company sold its shares of Harrow and Bioventus common stock and received proceeds of $3.7 million and $0.5 million, respectively.

Note 6. Revolving Credit Facility

On November 16, 2022, the Company entered into the Fifth Amendment to Loan and Security Agreement (the “Fifth Amendment”) with Cadence Bank, N.A. as a lender and the administrative agent. Pursuant to the Fifth Amendment, the Loan and Security Agreement dated as of June 29, 2018 (“Loan Agreement”) was amended to extend the Loan Agreement Termination Date to September 30, 2025 and increase the Loan Agreement Commitment to $35.0 million. The Loan Agreement requires the payment of an unused line fee of 0.50 percent and also provides for quarterly minimum fee income of $60,000 less the aggregate interest and unused line fees paid during the immediately preceding quarter. Unused line fees and minimum fee income are recorded as interest expense.

The Loan Agreement accrues interest at the monthly SOFR Rate, with a floor of 1.00 percent, plus a 2.65 percent margin and principal is repayable in full at maturity. Interest is generally required to be paid monthly in arrears. In connection with the Fifth Amendment, the Company paid approximately $173,000 in amendment and other fees, which were capitalized as deferred financing costs and are being amortized on a straight-line basis over the remaining term of the Loan Agreement.

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

As of December 31, 2022, approximately $2.4 million was outstanding under the credit facility, and $32.6 million was available for borrowing. During the year ended December 31, 2022 and 2021, the Company recognized $0.3 million and $0.4 million, respectively, of interest expense.

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

The Company’s corporate headquarters is in Dallas, Texas, where it leases approximately 2,400 square feet. Total rent expense recognized under the lease was $68,800 for both the years ended December 31, 2022 and 2021. The office lease expires in May 2025.

The Enteris headquarters is located in Boonton, New Jersey, where Enteris leases approximately 32,000 square feet of space. Total rent expense recognized under the lease was $0.3 million for both the years ended December 31, 2022 and 2021. The office lease expires in December 2024 with an option to renew for an additional five years.

Consolidated future minimum rent is as follows (in thousands):

2023	$335
2024	336
2025	325
2026	277
2027	277
Thereafter	549
Total future lease payments	$2,099

Contingent Consideration

The Company recorded contingent consideration related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. The estimated fair value of contingent consideration as of December 31, 2022 and 2021 was $11.2 million and $8.5 million, respectively. The company recognized $5.2 million of remeasurement expense on the change in the estimated fair value of its contingent consideration during year ended December 31, 2022.

Unfunded Commitments

As of December 31, 2022, the Company’s unfunded commitments were as follows (in millions):

Exeevo, Inc.	$2.5
MedMinder Systems, Inc.	5.0
Duo Royalty	2.4
Sincerus Pharmaceuticals, Inc.	2.0
Total unfunded commitments	$11.9

Per the terms of the royalty purchase or credit agreements, unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time, and in the case of loan transactions, are subject to being advanced as long as an event of default does not exist.

Litigation

 The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. As of December 31, 2022, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2022 and 2021.

Note 8. Stockholders’ Equity

Common Stock

The total number of shares of common stock, $0.001 par value, that the Company is authorized to issue is 250,000,000.

Issuer Purchases of Equity Securities

On May 31, 2022, the Board authorized a share repurchase program under which the Company was authorized to repurchase up to $10.0 million of the Company’s outstanding shares of common stock, from time to time until May 15, 2023, through a Rule 10b5-1 trading plan in compliance with all applicable laws and regulations, including Rule 10b-18 of the Securities Exchange Act. The actual timing, number and value of shares repurchased under the program will depend on several factors, including the constraints specified in the Rule 10b5-1 trading plan, price, and general market conditions. There is no guarantee as to the exact number of shares that will be repurchased under the trading plan. Our Board may also suspend or discontinue the repurchase program at any time, in its sole discretion. The purchase period is July 1, 2022 through May 15, 2023.

As of December 31, 2022, the Company has repurchased 63,901 shares under the share repurchase program at a total cost of $1.1 million, or $17.78 per share. As of December 31, 2022, the maximum number of shares that may yet be purchased under the plan was approximately $8.9 million, or 650,385 shares of common stock.

Preferred Stock

The Company’s Board may, without further action by the stockholders, issue one or more series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2022, no shares of preferred stock have been issued.

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

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. There were no options granted in the fiscal years ended December 31, 2022 and 2021.

The following table summarizes activities under the 2010 Stock Incentive Plan for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2020	362,500	$12.47	5.6	$810.1
Options canceled and retired	—	—
Options exercised	(75,000)	8.30
Options granted	—	—
Balances, December 31, 2021	287,500	10.75	5.7	1745.8
Options canceled and retired	(72,500)	14.50
Options exercised	(125,000)	12.98
Options granted	—	—
Balances, December 31, 2022	90,000	10.88	6.3	363.8

Options vested and exercisable and expected to be vested and exercisable at December 31, 2022	90,000	$10.88	6.3	$363.8
Options vested and exercisable at December 31, 2022	82,500	$13.35	6.3	$353.7

At December 31, 2022, there were approximately 770,334 shares reserved for issuance under the 2010 Stock Incentive Plan, and the Company had $47,000 of total unrecognized stock option expense for time-based awards, net of estimated forfeitures, which will be recognized over the weighted-average remaining period of 4.1 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2022:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted- Average Exercise Price per Share
$9.61	15,000	3.5	$9.61	15,000	$9.61
12.50	18,750	6.4	12.50	18,750	12.50
12.50	18,750	6.4	12.50	18,750	12.50
16.29	15,000	7.3	16.29	15,000	16.29
16.29	15,000	7.4	16.29	7,500	16.29
16.29	7,500	7.5	16.29	7,500	16.29
Total	90,000	6.3	$10.88	82,500	$13.35

Employee stock-based compensation expense recognized for time-vesting options for the years ended December 31, 2022 and 2021, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plan.

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

During the year ended December 31, 2022, the Company’s Board approved the modification of the previous CEO’s stock options with respect to 100,000 Shares with an exercise price of $13.70 per share pursuant to an award agreement dated August 18, 2014. The Company and the previous CEO agreed that (i) 50 percent of the 2014 award has already vested due to the satisfaction of time-based vesting conditions set forth in the 2014 award agreement, and a cashless exercise of the 2012 award was facilitated by net settlement of exercise price and taxes. The remaining 50 percent of the 2014 award that had not vested as of December 31, 2021 was forfeited as of the date on which the previous CEO separated from the Company, or September 30, 2022.

During the year ended December 31, 2022, 41,427 restricted shares were granted and 4,696 restricted shares vested. During the year ended December 31, 2021, 8,761 restricted shares were granted and 24,727 restricted shares vested. As of December 31, 2022 and 2021, there were 71,339 and 74,221 shares of restricted stock outstanding, respectively.

In September 2022, the Board approved a change in the compensation plan for non-employee directors such that each non-employee director shall receive a cash retainer of $55,000, payable quarterly in arrears. The Board will also receive an annual equity retainer of $55,000 in restricted shares of the Company’s common stock, subject to a one-year cliff vesting period. In addition, each member of (i) the Audit Committee shall receive an additional quarterly fee of $10,000, with the Audit Committee Chair receiving $15,000; (ii) the Compensation Committee shall receive an additional quarterly fee of $6,000, with the Compensation Committee Chair receiving $8,000; and (iii) the Governance Committee shall receive an additional quarterly fee of $6,000, with the Governance Committee Chair receiving $8,000. Each non-employee director has the option to elect to receive up to 100 percent of the annual cash retainer in shares of the Company’s common stock.

During the years ended December 31, 2022 and 2021, the Board approved compensation for Board services by granting 13,168 and 18,978 shares, respectively, of common stock as compensation for the non-employee directors. The Board also received 9,151 restricted shares as compensation for the non-employee directors during the year ended December 31, 2022. The Company recorded $0.3 million in Board stock-based compensation expense during both the years ended December 31, 2022 and 2021. The Company recorded aggregate stock-based compensation expense, including the quarterly and annual Board grants, of $0.5 million and $1.2 million during the years ended December 31, 2022 and 2021, respectively.

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

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. Active markets are considered to be those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in inactive markets.

Level 3: Unobservable inputs are not corroborated by market data. This category is comprised of financial and non-financial assets and liabilities whose fair value is estimated based on internally developed models or methodologies using significant inputs that are generally less readily observable from objective sources.

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2022 and 2021.

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

As of December 31, 2022 and 2021, the acquisition-related contingent consideration was $11.2 million and $8.5 million, respectively. During the year ended December 31, 2022 and 2021, the Company recorded $5.2 million of expense and $0.3 million of income, respectively, for the change in the estimated fair value of contingent consideration. The Company made payments of $2.5 million and $8.1 million against the contingent consideration liability during the years ended December 31, 2022 and 2021, respectively.

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

Derivative Instruments

For exchange-traded derivatives, fair value is based on quoted market prices, and accordingly, would be classified as Level 1. For non-exchange traded derivatives, fair value is based on option pricing models and are classified as Level 3.

During the year ended December 31, 2022, the Company entered into a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. The foreign currency forward contract is not designated as a hedging instrument, and changes in fair value are recognized in earnings. The liability related to the derivative instrument was recorded in other non-current liabilities in the consolidated balance sheets.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Warrant assets	$1,220	$—	$—	$1,220
Marketable investments	76	—	—	76

Financial liabilities:
Contingent consideration payable	$11,200	$—	$—	$11,200
Derivative liability - foreign currency forward	754	—	—	754

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Warrant assets	$3,419	$—	$—	$3,419
Marketable investments	1,153	1,034	—	119

Financial liabilities:
Contingent consideration payable	$8,530	$—	$—	$8,530

The changes on the value of the warrant assets during the years ended December 31, 2022 and 2021 were as follows (in thousands):

Fair Value - December 31, 2020	$2,972
Issuance	175
Canceled	—
Change in fair value	272
Fair Value - December 31, 2021	3,419
Issuance	1,180
Exercised	(3,796)
Change in fair value	417
Fair Value - December 31, 2022	$1,220

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

December 31,
	2022	2021
Dividend rate	—	—
Risk-free rate	4.0% to 4.3%	0.97% to 1.44%
Expected life (years)	2.0 to 6.9	2.6 to 7.0
Expected volatility	54.8% to 139.4%	60.2% to 142.0%

The Company had two royalties, Best and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022	$3,545	$—	$—	$3,545

December 31, 2021	$5,612	$—	$—	$5,612

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2022 or 2021.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments.

For the year ended December 31, 2022 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Finance receivables	$236,555	$236,555	$—	$—	$236,555
Marketable investments	76	76	—	—	76
Warrant assets	1,220	1,220	—	—	1,220

Financial liabilities
Contingent consideration payable	$11,200	$11,200	$—	$—	$11,200
Derivative liability - foreign currency forward	754	754	—	—	754

For the year ended December 31, 2021 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Finance receivables	$181,553	$181,553	$—	$—	$181,553
Marketable investments	1,153	1,153	1,034	—	119
Warrant assets	3,419	3,419	—	—	3,419

Financial liabilities
Contingent consideration payable	$8,530	$8,530	$—	$—	$8,530

Note 10. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers.

The following table provides the contract revenue recognized by revenue source for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Pharmaceutical Development Segment
License Agreement	$5,255	$15,871
Pharmaceutical development and other	753	974
Total contract revenue	$6,008	$16,845

The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.

The Company’s contract liabilities are presented as deferred revenues and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	December 31,
	2022	2021
Pharmaceutical Development Segment
Deferred revenue	$33	$185
Total contract liabilities	$33	$185

During the year ended December 31, 2022, the Company recognized $0.1 million of 2021 deferred revenue from satisfaction of performance obligations. Please refer to Notes 1 and 2 for further details on the Company’s deferred revenue and License Agreement, respectively. The Company did not have any contract assets nor did it have any contract liabilities related to the License Agreement as of December 31, 2022 or 2021.

Note 11. Segment Information

Selected financial and descriptive information is required to be provided about reportable operating segments, considering a “management approach” concept as the basis for identifying reportable segments. The management approach is based on the way that management organizes the segments within the Company for making operating decisions, allocating resources, and assessing performance. Consequently, the segments are evident from the structure of the Company’s internal organization, focusing on financial information that the Company’s CEO uses to make decisions about the Company’s operating matters.

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

Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income taxes. Management uses this measure of profit (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment. The Company does not report assets by reportable segment, as this metric is not used by the Company’s CEO in assessing performance or allocating resources to the segments.

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

Year Ended December 31, 2022	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$35,461	$5,485	$—	$40,946
Other revenue	10	523	5	538
Provision for credit losses and impairment expense	3,491	—	—	3,491
Interest expense	340	—	—	340
Manufacturing, research and development	—	6,952	—	6,952
Change in fair value of contingent consideration	—	5,170	—	5,170
Depreciation and amortization expense	—	2,593	6	2,599
General and administrative	333	3,617	9,014	12,964
Other expense, net	(477)	—	—	(477)
Income tax benefit	—	—	(4,000)	(4,000)
Consolidated net income (loss)	30,829	(12,324)	(5,014)	13,491
67

Year Ended December 31, 2021	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$39,310	$16,122	$—	$55,432
Other revenue	—	723	—	723
Interest expense	374	—	—	374
Manufacturing, research and development	—	7,347	—	7,347
Depreciation and amortization expense	—	4,055	6	4,061
Change in fair value of acquisition-related contingent consideration	—	(287)	—	(287)
General and administrative	1,813	3,983	7,824	13,620
Other income, net	1,971	—	—	1,971
Income tax expense	—	—	7,082	7,082
Consolidated net income (loss)	39,094	1,747	(14,912)	25,929

Included in Holdings Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, which have been included for purposes of reconciling to the consolidated amounts.

Note 12. Income Taxes

The components of income before income tax (benefit) expense are as follows (in thousands):

	December 31,
	2022	2021
U.S.	$9,491	$33,011

During the years ended December 31, 2022 or 2021, the Company’s provision for (benefit from) income taxes was as follows (in thousands):

	December 31,
	2022	2021
Current (benefit) expense
State	$(59)	$185
Deferred (benefit) expense
Federal	(3,922)	6,944
State	(19)	(47)
Total income tax (benefit) expense	$(4,000)	$7,082

The components of the income tax provision (benefit) are as follows (in thousands):

	December 31,
	2022	2021
Federal tax provision at statutory rate	$2,035	$6,945
Change in valuation allowance	(9,587)	(21,208)
State taxes, net of federal income tax benefit	(97)	95
Mark-to-market adjustments	(88)	(58)
Tax credits	(403)	—
Contingent consideration revaluation	1,044	(60)
Other	191	(125)
Write off of deferred tax assets	2,905	21,493
Total income tax (benefit) expense	$(4,000)	$7,082

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

As of December 31, 2022, the Company had cumulative net income before tax for the three years then ended. Based on its historical operating performance, the Company has concluded that it was more likely than not that the Company would not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. However, at December 31, 2022 the Company has concluded that it is more likely than not that the Company will be able to realize approximately $24.5 million benefit of the U.S. federal and state deferred tax assets in the future.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statements of income for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $6.7 million and $16.3 million as of December 31, 2022 and 2021, respectively.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Credit carryforward	$2,947	$3,077
Stock-based compensation	143	138
Other	3,846	3,334
Net operating losses	26,158	32,362
Gross deferred tax assets	33,094	38,911
Deferred tax liabilities:
Intangible assets other than goodwill	(1,288)	(1,609)
Other	(629)	(479)
Valuation allowance	(6,697)	(16,284)
Net deferred tax assets	$24,480	$20,539

The Tax Reform Act of 1986 limits the use of NOLs and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company’s net operating loss and tax credit carryforwards could be limited.

As of December 31, 2022, the Company had NOL carryforwards for federal income tax purposes of approximately $124.5 million. The federal NOL carryforwards, if not offset against future income, will expire by 2037. Approximately $4.0 million can be carried forward indefinitely.

The Company also had federal research carryforwards of $2.9 million. The federal research credits begin to expire in 2023 and will fully expire by 2042.

The Company records liabilities, where appropriate, for all uncertain income tax positions and recognizes potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. As of December 31, 2022 and 2021, the Company had approximately $0.6 million and $0.3 million, respectively, of unrecognized tax benefit, none of which would impact the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially over the next twelve months. There are no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2022.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1999 through December 31, 2022 due to carryforward of unutilized net operating losses and research and development credits. The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2022.

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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2022, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal year ended December 31, 2022 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

We have omitted from Part III the information that will appear in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), which we intend to file within 120 days after the end of our fiscal year pursuant to Regulation 14A.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board has adopted a Code of Ethics and Conduct that applies to our principal executive officer, principal financial officer and principal accounting officer, as well as to the members of our Board and our other officers and employees. This Code of Ethics and Conduct is available on our website at www.swkhold.com. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Ethics and Conduct on our website.

The information under the principal headings “ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF ETHICS AND CONDUCT,” the information regarding executive officers of the Company under the subheading “Executive Officers”, and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading “CORPORATE GOVERNANCE,” in the Company’s 2023 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the principal headings “DIRECTOR COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” “EXECUTIVE COMPENSATION,” and “RELATED INFORMATION” in the Company’s 2023 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings “EQUITY COMPENSATION PLAN INFORMATION” and “OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY” in the Company’s 2023 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the principal heading “TRANSACTION WITH RELATED PERSONS” in the Company’s 2023 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the subheadings “Audit Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” below the principal heading “AUDIT FEES” in the Company’s 2023 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Exhibits:  See attached Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None.

75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

SWK Holdings Corporation

By:	/s/ Joe D. Staggs
Joe D. Staggs
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Joe D. Staggs and Yvette M. Heinrichson and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below as of March 31, 2023.

By:	/s/ Joe D. Staggs
Joe D. Staggs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yvette M. Heinrichson
Yvette M. Heinrichson
Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Jerry Albright
Jerry Albright
Director

By:	/s/ Laurie M. Dotter
Laurie M. Dotter
Director

By:	/s/ Robert K. Hatcher
Robert K. Hatcher
Director

By:	/s/ Marcus E. Pennington
Marcus E. Pennington
Director
76

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Third Amended and Restated Certificate of Incorporation, dated as of August 12, 2022.	8-K	3.1	08/15/22

3.02	Amended and Restated Bylaws, dated as of August 12, 2022.	8-K	3.02	08/15/22

4.01	Form of Specimen Common Stock Certificate	S-1/A	4.01	09/21/99

4.02	Description of Securities Registered Under Section 12 of the Exchange Act				X

10.01	2010 Equity Incentive Plan, as amended.*	DEF 14A	Appendix A	10/25/19

10.02	SWK Holdings Corporation 2010 Equity Incentive Plan Form of Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10

10.03	Registration Rights Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.4	09/09/13

10.04	Employment Agreement, dated January 28, 2019, between the Company and Winston L. Black III.*	8-K	10.1	01/30/19

10.05	Royalty Agreement, dated April 2, 2013, among SWK Funding LLC, Bess Royalty, L.P. and InSite Vision Incorporated.**#	S-1/A	10.1	04/01/14

10.06	Stockholders’ Agreement, dated August 18, 2014, among Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd. and SWK Holdings Corporation	8-K	10.2	08/19/14

10.07	Amendment No. 1 to the Stockholders’ Agreement dated June 28, 2022	8-K	10.1	06/29/22

10.08	Amendment No. 2 to the Stockholders’ Agreement dated February 27, 2023				X

10.09	Purchase and Sale Agreement, dated December 13, 2016, between SWK Funding LLC and Opiant Pharmaceuticals, Inc.	10-K	10.16	03/29/18
77

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.10	Loan and Security Agreement between SWK Holdings Corporation and SWK Funding LLC as Borrowers and Certain Financial Institutions as Lenders and State Bank and Trust Company as Agent dated June 29, 2018	8-K	10.1	07/02/18

10.11	First Amendment to Loan and Security Agreement dated August 26, 2019 by and among SWK Holdings Corporation and Cadence Bank, N.A.				X

10.12	Second Amendment to Loan and Security Agreement dated June 29, 2021 by and among SWK Holdings Corporation and Cadence Bank, N.A.	8-K	10.1	06/29/21

10.13	Third Amendment to Loan and Security Agreement dated September 27, 2021 by and among SWK Holdings Corporation and Cadence Bank, N.A.	8-K	10.1	10/01/21

10.14	Fourth Amendment to Loan and Security Agreement, dated September 26, 2022, by and among SWK Holdings Corporation, SWK Funding LLC and Cadence Bank, N.A.	8-K	10.1	09/28/22

10.15	Fifth Amendment to Loan and Security Agreement between SWK Holdings Corporation and SWK Funding LLC as Borrowers, and Cadence Bank, a Mississippi bank and successor by merger to Cadence Bank, N.A., a	8-K	10.1	11/22/22

10.16	Letter Agreement, dated June 30, 2022, by and between the Company and Winston L. Black III	8-K	10.1	07/08/22

10.17	Separation and Release Agreement, dated August 31, 2022, by and between the Company and Winston L. Black III.	10-Q	10.2	11/09/22

10.18	Employment Agreement, dated January 2, 2023 between SWK Holdings Corporation and Jody Staggs	8-K	10.1	01/03/23

21.01	List of Subsidiaries				X

23.01	Consent of Independent Registered Public Accounting Firm - BPM LLP				X
78

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

101.LAB+	XBRL Taxonomy Extension Labels Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

**	These certifications accompany SWK’s Annual Report on Form 10-K; they are not deemed “filed” with the SEC and are not to be incorporated by reference in any filing of SWK under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings, except to the extent that SWK specifically incorporates it by reference.

#	Confidential treatment is requested for certain confidential portions of these exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from these exhibits and filed separately with the Securities and Exchange Commission

+	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.
79