Form 10-Q
period 2023-03-31
SWK Holdings Corp
filed 2023-05-10
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 3, 2023, there were 12,815,167 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended March 31, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$3,244	$6,156
Interest and accounts receivable, net	4,345	3,094
Other current assets	1,287	1,114
Total current assets	8,876	10,364

Finance receivables, net of allowance for credit losses of $11,786 and $11,846, as of March 31, 2023 and December 31, 2022, respectively	237,038	236,555
Collateral on foreign currency forward contract	2,750	2,750
Marketable investments	66	76
Deferred tax assets, net	27,128	24,480
Warrant assets	683	1,220
Intangible assets, net	7,764	8,190
Goodwill	8,404	8,404
Property and equipment, net	5,627	5,840
Other non-current assets	2,401	1,742
Total assets	$300,737	$299,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,833	$3,902
Revolving credit facility	10,482	2,445
Total current liabilities	12,315	6,347

Contingent consideration payable	11,200	11,200
Other non-current liabilities	2,837	2,145
Total liabilities	26,352	19,692

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,830,399 and 12,843,157 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	4,430,426	4,430,922
Accumulated deficit	(4,156,053)	(4,151,005)
Total stockholders’ equity	274,385	279,929
Total liabilities and stockholders’ equity	$300,737	$299,621

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Finance receivable interest income, including fees	$9,260	$10,415
Pharmaceutical development	118	236
Other	33	480
Total revenues	9,411	11,131
Costs and expenses:
Interest expense	182	80
Pharmaceutical manufacturing, research and development expense	719	1,901
Depreciation and amortization expense	648	704
General and administrative	2,540	3,160
Income from operations	5,322	5,286
Other income (expense), net
Unrealized net loss on warrants	(982)	(693)
Unrealized net loss on equity securities	—	(28)
Gain on foreign currency transactions	186	—
Income before income tax expense	4,526	4,565
Income tax (benefit) expense	(109)	1,087
Net income	$4,635	$3,478

Net income per share
Basic	$0.36	$0.27
Diluted	$0.36	$0.27
Weighted average shares outstanding
Basic	12,833	12,830
Diluted	12,875	12,888

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Three Months Ended March 31, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2022	12,843,157	12	$4,430,922	$(4,151,005)	$279,929
Stock-based compensation	—	—	35	—	35
Effect of adoption of ASC 326	—	—	—	(9,683)	(9,683)
Issuance of common stock upon vesting of restricted stock	16,008	—	—	—	—
Repurchase of common stock in open market	(28,766)	—	(531)	—	(531)
Net income	—	—	—	4,635	4,635
Balances at March 31, 2023	12,830,399	$12	$4,430,426	$(4,156,053)	$274,385

	Three Months Ended March 31, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2021	12,836,133	$13	$4,431,719	$(4,164,496)	$267,236
Stock-based compensation	—	—	85	—	85
Issuance of common stock upon vesting of restricted stock	5,495	—	—	—	—
Forfeiture of unvested restricted stock	(6,815)	—	—	—	—
Net income	—	—	—	3,478	3,478
Balances at March 31, 2022	12,834,813	$13	$4,431,804	$(4,161,018)	$270,799

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$4,635	$3,478
Adjustments to reconcile net income to net cash provided by operating activities:
Right-of-use asset amortization	68	56
Amortization of debt issuance costs	15	14
Deferred income taxes	(122)	1,079
Change in fair value of warrants	982	693
Change in fair value of equity securities	—	28
Foreign currency transaction gain	186	—
Loan discount and fee accretion	(1,466)	(421)
Interest paid-in-kind	(351)	(734)
Stock-based compensation	35	85
Depreciation and amortization	648	704
Changes in operating assets and liabilities:
Interest and accounts receivable	(1,251)	(176)
Derivative assets and liabilities, net	(388)	—
Other assets	(915)	(225)
Accounts payable and other liabilities	(1,412)	(270)
Net cash provided by operating activities	664	4,311

Cash flows from investing activities:
Investment in finance receivables	(12,990)	(22,700)
Repayment of finance receivables	1,906	16,978
Corporate debt securities principal payments	10	13
Purchases of property and equipment	(8)	(58)
Net cash used in investing activities	(11,082)	(5,767)

Cash flows from financing activities:
Net proceeds from (payments on) credit facility	8,037	(8)
Repurchases of common stock, including fees and expenses	(531)	—
Net cash provided by (used in) financing activities	7,506	(8)

Net decrease in cash and cash equivalents	(2,912)	(1,464)
Cash and cash equivalents at beginning of period	6,156	42,863
Cash and cash equivalents at end of period	$3,244	$41,399

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of March 31, 2023, the Company had 23 full-time employees.

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

As of May 3, 2023, the Company and its partners have executed transactions with 50 different parties under its specialty finance strategy, funding an aggregate of $725.2 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

During 2019, the Company commenced its Pharmaceutical Development segment with the acquisition of Enteris BioPharma, Inc. (“Enteris”). Enteris is a clinical development and manufacturing organization providing development services to pharmaceutical partners as well as innovative formulation solutions built around its proprietary oral drug delivery technologies, the Peptelligence® platform.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition; stock-based compensation; valuation of interest and accounts receivable; impairment of finance receivables; allowance for credit losses; long-lived assets; property and equipment; intangible assets; goodwill; valuation of warrants and other investments; contingent consideration; income taxes; and contingencies and litigation, among others. Some of these judgments can be subjective and complex, and consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

Segment Information

The Company earns revenues from its two U.S.-based business segments: its specialty finance and asset management business offering customized financing solutions to a broad range of life-sciences companies, and its business offering clinical development and manufacturing services as well as oral therapeutic formulation solutions built around Enteris’ pharmaceutical Peptelligence® platform, which enables the oral delivery of molecules that are typically injected, including peptides and BCS Class II, III, and IV small molecules in an enteric-coated tablet formulation.

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity. ASU 2020-04 was effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company has identified existing loans that reference LIBOR and is in the process of evaluating alternatives in each situation. The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04 and does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended, on January 1, 2023 using the modified retrospective approach method. ASU 2016-13 replaced the incurred loss impairment methodology with a methodology that reflects a current expected credit loss (“CECL”). ASU 2016-13 impacted all of the Company’s investments held at amortized cost. At December 31, 2022, the Company's allowance for credit losses of $11.8 million was the accumulation of allowance for credit losses (“ACL”) applied to specific finance receivables, representing management's prior estimates of potential future losses on such finance receivables. As part of the Company's adoption of ASU 2016-13, management reviewed its prior estimates of finance receivable-specific ACL and wrote off the full $11.8 million ACL recognized in prior periods to the finance receivables such allowance applied. Under the new CECL model, the net GAAP balances of such finance receivables are presented net of previously reported ACL and are included in the Company's estimated ACL for its Royalties portfolio segment.

Upon adoption of ASC 2016-13 on January 1, 2023, the Company’s transition adjustment included $11.8 million of ACL on finance receivables, which is presented as a reduction to finance receivables, and a $0.4 million ACL on unfunded loan commitments, which is recorded within other non-current liabilities. The Company recorded a net decrease of $9.7 million to accumulated deficit as of January 1, 2023 for the cumulative effect of adopting ASU 2016-13, which reflects the transition adjustments noted above, net of the applicable deferred tax assets of $2.5 million. Results for reporting periods beginning after January 1, 2023 are presented under ASU 2016-13, while prior period amounts continue to be reported in accordance with previously applicable accounting standards. The Company elected not to measure an allowance for credit losses for accrued interest receivable and instead elected to reverse interest income on finance receivables when placed on nonaccrual status, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest. Please refer to Note 3 for more information on how the Company determines its allowance for credit losses on finance receivables.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a borrower results in a new loan or continuation of an existing loan. The amendment enhances existing disclosures and requires new disclosures for receivables when there has been a modification in contractual cash flows due to a borrower experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. The Company adopted ASU 2022-02 on January 1, 2023 and incorporated the required disclosures into Note 3, Finance Receivables.

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

The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income	$4,635	$3,478

Denominator:
Weighted-average shares outstanding	12,833	12,830
Effect of dilutive securities	42	58
Weighted-average diluted shares	12,875	12,888

Basic net income per share	$0.36	$0.27
Diluted net income per share	$0.36	$0.27

For the three months ended March 31, 2023 and 2022, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 119,000 and 300,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative write offs charged against the allowance for credit losses, and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying values of finance receivables are as follows (in thousands):

	March 31, 2023	December 31, 2022
Term loans	$202,264	$188,836
Royalty purchases	46,560	59,565
Total before allowance for credit losses	248,824	248,401
Allowance for credit losses	(11,786)	(11,846)
Total carrying value	$237,038	$236,555

Allowance for Credit Losses

The ACL is management’s estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Given the current level of economic uncertainty, the complexity of the ACL estimate and level of management judgment required, we believe it is possible that the ACL estimate could change, potentially materially, in future periods. Changes in the ACL may result from changes in current economic conditions, our economic forecast, and circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.

Expected credit losses are estimated on a collective basis for groups of loans that share similar risk characteristics. For finance receivables that do not share similar risk characteristics with other finance receivables, expected credit losses are estimated on an individual basis. Expected credit losses are estimated over the contractual terms of the finance receivables, adjusted for expected prepayments and unfunded commitments, generally excluding extensions and modifications. The loan portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. As part of the Company’s quarterly assessment of the allowance, the finance receivables portfolio included two portfolio segments: Term Loans and Royalties.

The implementation of ASU 2016-13 also impacted the Company’s ACL on unfunded loan commitments, as the ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company. The reserve for unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $0.4 million for the adoption of ASU 2016-13. As of March 31, 2023, the $0.4 million liability for credit losses on off -balance-sheet credit exposures is included in other liabilities. Please refer to Note 6 for further information on the Company’s unfunded commitments.

The following table details the changes in the allowance for credit losses by portfolio segment for the respective periods (in thousands):

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Term Loans	Royalties	Total	Term Loans	Royalties	Total
Allowance at beginning of period, prior to adoption of ASU 2016-13	$—	$11,846	$11,846	$—	$8,388	$8,388
Write offs(1)	—	(11,846)	(11,846)	—	—	—
Recoveries	—	—	—	—	—	—
Effect of adoption of ASU 2016-13	8,900	2,886	11,786	—	—	—
Provision expense	—	—	—	—	—	—
Allowance at end of period	$8,900	$2,886	$11,786	$—	$8,388	$8,388

(1)	Reversal of finance receivable-specific ACL recognized in prior periods. No impact to consolidated statement of income for the three-months ended March 31, 2023. Please refer to Note 1 for further details.

Non-Accrual Finance Receivables

The Company originates finance receivables to companies primarily in the life sciences sector. This concentration of credit exposes the Company to a higher degree of risk associated with this sector.

On a quarterly basis, the Company evaluates the carrying value of its finance receivables. Recognition of income is suspended, and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The Company would generally place term loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain and they are 90 days past due for interest or principal, unless the term loan is both well-secured and in the process of collection. When placed on nonaccrual, the Company would reverse any accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Generally, the Company would return a term loan to accrual status when all delinquent interest and principal become current under the terms of the credit agreement and collectibility of remaining principal and interest is no longer doubtful.

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	March 31, 2023			December 31, 2022
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$11,844	$181,520	$193,364	$11,304	$177,532	$188,836
Royalty purchases	7,096	36,578	43,674	6,736	40,983	47,719
Total carrying value	$18,940	$218,098	$237,038	$18,040	$218,515	$236,555

As of March 31, 2023, the Company had three finance receivables in nonaccrual status: (1) the term loan to Flowonix Medical, Inc. (“Flowonix”), with a net carrying value of $11.8 million; (2) the Best royalty, with a net carrying value of $2.9 million; and (3) the Ideal Implant, Inc. (“Ideal”) royalty, with a net carrying value of $4.2 million. Although in nonaccrual status, none of the finance receivables were considered impaired as of March 31, 2023. The Company collected $0.1 million on its nonaccrual finance receivables during the three months ended March 31, 2023.

Credit Quality of Finance Receivables

The Company evaluates all finance receivables on a quarterly basis and assigns a risk rating based upon management’s assessment of the borrower’s ability likelihood of repayment. The assessment is subjective and based on multiple factors, including but not limited to, financial strength of borrowers and operating results of the underlying business. The credit risk analysis and rating assignment is performed quarterly in conjunction with the Company’s assessment of its allowance for credit losses. The Company uses the following definitions for its risk ratings for Term Loans:

1: Borrower performing well below Company expectations, and the borrower’s ability to raise sufficient capital to operate its business or repay debt is highly in question. Finance receivables rated a 1 are on non-accrual and are at an elevated risk for principal impairment.

2: Borrower performing below plan, and the loan-to-value is generally worse than at the time of underwriting. Borrower has limited access to additional capital to operate its business. Finance receivables rated a 2 are generally on non-accrual, and while no loss of impairment is anticipated, there is potential for future principal impairment.

3: Borrower performing inline-to-modestly below Company expectations, and loan-to-value is similar to slightly worse than at the time of underwriting. Borrower has demonstrated access to capital markets.

4: Borrower performing inline-to-modestly above Company expectations and loan-to-value similar or modestly better than underwriting case. Borrower has demonstrated access to capital markets.

5: Borrower performing in excess of Company expectations, and loan-to-value is better than at time of origination.

We use an internal credit rating system which rates each Royalty on a color scale of Green to Red, with Green typically indicative of a Royalty that is exceeding base underwritten case and Red reflective of underperformance relative to plan.

The following table summarizes the carrying value of Finance Receivables by origination year, grouped by risk rating as of March 31, 2023:

	March 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Term Loans
5	$—	$12,001	$13,574	$—	$6,743	$—	$32,318
4	4,955	49,853	8,750	—	—	—	63,558
3	—	14,671	22,402	—	31,041	26,430	94,544
2	—	—	—	—	—	—	—
1	—	—	—	11,844	—	—	11,844
Subtotal - Term Loans	4,955	76,525	44,726	11,844	37,784	26,430	202,264

Royalties
Green	$—	$15,231	$—	$19,195	$—	$4,902	$39,328
Yellow	—	—	—	—	—	137	137
Red	—	—	4,239	—	—	2,856	7,095
Subtotal - Royalties	—	15,231	4,239	19,195	—	7,895	46,560

Total Finance Receivables	$4,955	$91,756	$48,965	$31,039	$37,784	$34,325	$248,824

Note 4. Intangible Assets

The following table summarizes the gross book value, accumulated amortization and net book value balances of intangible assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023			December 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Licensing Agreement(1)	$29,400	$21,924	$7,476	$29,400	$21,509	$7,891
Trade names and trademarks	210	76	134	210	71	139
Customer relationships	240	86	154	240	80	160
Total intangible assets	$29,850	$22,086	$7,764	$29,850	$21,660	$8,190

(1)	Prior to the acquisition, Enteris entered into a non-exclusive commercial license agreement (the “License Agreement”) with Cara Therapeutics, Inc. (“Cara”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVA ™ in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

Amortization expense related to intangible assets was $0.4 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

The estimated future amortization expense related to intangible assets as of March 31, 2023 is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2023	$1,277
2024	1,546
2025	1,076
2026	1,076
2027	1,076
Thereafter	1,713
Total	$7,764

Note 5. Revolving Credit Facility

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

As of March 31, 2023 and December 31, 2022, approximately $10.5 million and $2.4 million, respectively, was outstanding under the credit facility. As of March 31, 2023, $24.5 million was available for borrowing. During the three months ended March 31, 2023 and 2022, the Company recognized $0.2 million and $0.1 million, respectively, of interest expense.

Note 6. Commitments and Contingencies

Contingent Consideration

The Company recorded contingent consideration related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. The estimated fair value of contingent consideration as of March 31, 2023 and December 31, 2022 was $11.2 million. The Company did not recognize a change in the estimated fair value of its contingent consideration during the three months ended March 31, 2023 and 2022.

Unfunded Commitments

As of March 31, 2023, the Company’s unfunded commitments were as follows (in millions):

Exeevo, Inc.	$2.5
Duo Royalty	2.4
MedMinder Systems, Inc.	5.0
SKNV	2.0
Total unfunded commitments	$11.9

Per the terms of the royalty purchase or credit agreements, unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time, and in the case of loan transactions, are subject to being advanced as long as an event of default does not exist.

On January 1, 2023, the Company adopted ASU 2016-13, which replaced the incurred loss methodology with an expected loss model known as the CECL model. See Note 3 for information regarding the Company’s allowance for credit losses related to its unfunded commitments.

Litigation

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. As of March 31, 2023, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2023 and December 31, 2022.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended March 31, 2023 and 2022.

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

The Company uses a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. The foreign currency forward contract is not designated as a hedging instrument, and changes in fair value are recognized in earnings. The liability related to the derivative instrument was recorded in other non-current liabilities in the consolidated balance sheets.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$683	$—	$—	$683
Marketable investments	66	—	—	66

Financial Liabilities
Contingent consideration payable	$11,200	$—	$—	$11,200
Derivative liability - foreign currency forward	367	—	—	367

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$1,220	$—	$—	$1,220
Marketable investments	76	—	—	76

Financial Liabilities
Contingent consideration payable	$11,200	$—	$—	$11,200
Derivative liability - foreign currency forward	754	—	—	754

The changes in fair value of the warrant assets during the three months ended March 31, 2023 and 2021 were as follows (in thousands):

March 31, 2023		March 31, 2022
Fair value - December 31, 2022	$1,220	Fair value - December 31, 2021	$3,419
Issued	445	Issued	152
Canceled	—	Canceled	—
Change in fair value	(982)	Change in fair value	(693)
Fair value - March 31, 2023	$683	Fair value - March 31, 2022	$2,878

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

	March 31, 2023	December 31, 2022
Dividend rate range	—	—
Risk-free rate range	3.6% to 4.1%	4.0% to 4.3%
Expected life (years) range	2.0 to 6.5	2.0 to 6.9
Expected volatility range	59.5% to 135.5%	54.8% to 139.4%

As of March 31, 2023 and December 31, 2022, the Company had two royalties, Best and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023	$2,994	$—	$—	$2,994

December 31, 2022	$3,545	$—	$—	$3,545

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.

As of March 31, 2023 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables	$237,038	$237,038	$—	$—	$237,038
Marketable investments	66	66	—	—	66
Warrant assets	683	683	—	—	683

Financial Liabilities
Contingent consideration payable	$11,200	$11,200	$—	$—	$11,200
Derivative liability - foreign currency forward	367	367	—	—	367

As of December 31, 2022 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables	$236,555	$236,555	$—	$—	$236,555
Marketable investments	76	76	—	—	76
Warrant assets	1,220	1,220	—	—	1,220

Financial Liabilities
Contingent consideration payable	$11,200	$11,200	$—	$—	$11,200
Derivative liability - foreign currency forward	754	754	—	—	754

Note 8. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as the Company believes it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers.

The following table provides the contract revenue recognized by revenue source for the three and three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Pharmaceutical Development Segment
License Agreement	$—	$116
Pharmaceutical Development and other	118	600
Total contract revenue	$118	$716

The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.

The Company’s contract liabilities are presented as deferred revenues and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	March 31, 2023	December 31, 2022
Pharmaceutical Development Segment
Deferred revenue	$33	$33
Total contract liabilities	$33	$33

During the three months ended March 31, 2023, the Company recognized $0.1 million of 2022 deferred revenue from satisfaction of performance obligations. The Company did not have any contract assets nor did it have any contract liabilities related to the License Agreement as of March 31, 2023 or December 31, 2022.

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

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2023
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$9,260	$118	$—	$9,378
Other revenue	31	—	2	33
Interest expense	182	—	—	182
Manufacturing, research and development	—	719	—	719
Depreciation and amortization expense	—	644	4	648
General and administrative	30	727	1,783	2,540
Other expense, net	(796)	—	—	(796)
Income tax benefit	—	—	(109)	(109)
Net income (loss)	8,283	(1,972)	(1,676)	4,635

	Three Months Ended March 31, 2022
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$10,415	$236	$—	$10,651
Other revenue	—	480	—	480
Interest expense	80	—	—	80
Manufacturing, research and development	—	1,901	—	1,901
Depreciation and amortization expense	—	704	—	704
General and administrative	102	1,035	2,023	3,160
Other expense, net	(721)	—	—	(721)
Income tax expense	—	—	1,087	1,087
Net income (loss)	9,512	(2,924)	(3,110)	3,478

Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this report.

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

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the three months ended March 31, 2023 (in thousands, except rate, share and per share data).

Royalty Purchases	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Revenue (Loss) Recognized
Besivance®	Ophthalmic antibiotic	(1)	$6,000	$—	$12
Best ABT, Inc.	Oncology diagnosis	(2), (3)	5,784	2,856	—
Coflex®/Kybella®	Spinal stenosis/submental fullness		4,350	3,834	69
Cambia®	NSAID migraine treatment	(2)	8,500	137	(82)
Duo Royalty	Japanese women’s health/cystic fibrosis		15,488	15,231	531
Forfivo XL®	Depressive disorder treatment		6,000	1,384	251
Ideal Implant, Inc.	Aesthetics	(3)	4,239	4,239	—
Iluvien®	Diabetic macular edema		16,501	15,361	544
Veru, Inc.	Women’s health		10,000	3,518	132

Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Rate	Revenue Recognized
4Web, Inc.	First lien		06/03/23	$28,912	$31,041	12.8%	$1,108
AOTI, Inc.	First lien		03/21/27	12,000	12,001	11.0%	480
Acer Therapeutics, Inc.	First lien		03/04/24	13,942	14,671	12.0%	1,247
Aziyo Biologics, Inc.	First lien		08/10/27	25,000	24,946	12.0%	967
BIOLASE, Inc.	First lien		05/31/25	13,300	13,914	10.3%	537
Biotricity, Inc.	First lien		12/21/26	12,364	12,300	14.5%	528
Epica International, Inc.	First lien		07/23/24	12,000	12,516	9.5%	402
eTon Pharmaceuticals, Inc.	First lien		11/13/24	6,615	6,743	10.0%	248
Exeevo, Inc.	First lien		07/01/27	5,000	4,956	15.0%	216
Flowonix Medical, Inc.	First lien	(3), (4)	12/23/25	12,482	11,844	14.0%	—
MedMinder Systems, Inc.	First lien		07/22/27	20,000	19,951	12.9%	686
MolecuLight, Inc.	First lien		12/29/26	10,000	10,102	12.8%	449
NeoLight, LLC	First lien		02/17/27	5,000	4,955	13.5%	87
SKNV	First lien		03/19/26	13,498	13,574	10.4%	488
Trio Healthcare Ltd.	First lien		07/01/26	8,779	8,750	12.5%	360

Marketable Investments	Number of Shares	Footnote	Funded Amount	GAAP Balance	Revenue Recognized
Secured Royalty Financing (Marketable Investment)	N/A	(2), (3)	$3,000	$66	$—
Epica International, Inc.	25,000		N/A	—	—
Sincerus Pharmaceuticals, Inc.	26,575		N/A	—	—

Warrants to Purchase Stock	Number of Shares	Footnote	Exercise Price per Share ($)	GAAP Balance	Income (Loss) Recognized
4Web, Inc.	TBD		$—	$—	$—
AOTI, Inc.	92,490		—	—	—
Acer Therapeutics, Inc.	150,000		2.46	94	(203)
Acer Therapeutics, Inc.	100,000		1.51	65	(145)
Acer Therapeutics, Inc.	250,000		2.39	157	(288)
Acerus Pharmaceuticals Corporation	—		—	—	(5)
Aziyo Biologics, Inc.	157,895		6.65	201	(314)
Aziyo Biologics, Inc.	30,075		6.65	38	(60)
BIOLASE, Inc.	22,039		9.80	2	(3)
Biotricity, Inc.	57,536		6.26	12	2
CeloNova BioSciences, Inc.	TBD		—	—	—
DxTerity Diagnostics, Inc.	2,019,231		—	—	—
Epica International, Inc.	TBD		—	—	—
eTon Pharmaceuticals, Inc.	51,238		5.86	70	27
eTon Pharmaceuticals, Inc.	18,141		6.62	25	10
Exeevo, Inc.	930		—	—	—
EyePoint Pharmaceuticals, Inc.	40,910		11.00	17	(3)
EyePoint Pharmaceuticals, Inc.	7,773		19.30	2	—
Flowonix Medical, Inc.	155,561	(3), (4)	—	—	—
MedMinder Systems, Inc.	72,324		—	—	—
MolecuLight, Inc.	TBD		—	—	—

	Assets	Total Revenue
Total finance receivables, gross	$248,824	$9,260
Total marketable investments	66	N/A
Fair value of warrant assets	683	N/A
Total assets, gross/revenues	$249,573	$9,260

(1)	US royalty was paid off during the year ended December 31, 2021. SWK continues to receive insignificant royalties on international sales.
(2)	Investment considered partially impaired.
(3)	Investment on nonaccrual.
(4)	Flowonix is evaluating strategic alternatives for the business.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Environmental, Social and Governance

As overseers of risk and stewards of long-term enterprise value, our management and Board of Directors (“Board”) play a vital role in assessing, identifying and understanding the potential impact and related risks of environmental, social and governance (“ESG”) issues on the organization’s operating model. Our Board and management are committed to identifying those ESG issues most likely to impact business operations and growth by focusing our investment strategy around supporting innovative, growth-oriented companies in the life sciences industry that maximize both social and investment value.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2023, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the three months ended March 31, 2023 and 2022 (in millions)

	Three Months Ended March 31,
	2023	2022	Change
Revenues	$9.4	$11.1	$(1.7)
Interest expense	0.2	0.1	0.1
Pharmaceutical manufacturing, research and development expense	0.7	1.9	(1.2)
Depreciation and amortization expense	0.6	0.7	(0.1)
General and administrative	2.5	3.2	(0.7)
Other expense, net	(0.8)	(0.7)	(0.1)
Income tax (benefit) expense	(0.1)	1.1	(1.2)
Net income	4.6	3.5	1.1

Revenues

Revenues decreased to $9.4 million for the three months ended March 31, 2023 from $11.1 million for the three months ended March 31, 2022. The $1.7 million decrease in revenue for the three months ended March 31, 2023 consisted of a $1.1 million decrease in Finance Receivables segment revenue and a $0.6 million decrease in Pharmaceutical Development segment revenue. The $1.1 million decrease in Finance Receivables segment revenue was primarily due to a $5.3 million decrease in interest, fees and royalties earned on finance receivables that were paid off in 2022, which was partially offset by a $4.4 million increase in interest and fees earned due to funding new and existing loans.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense increased to $0.2 million for three months ended March 31, 2023 from $0.1 million for the three months ended March 31, 2022. This slight increase in interest expense was due to a higher average outstanding balance on our credit facility during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense decreased from $1.9 million for the three months ended March 31, 2022 to $0.7 million for the three months ended March 31, 2023. The $1.2 million decrease was primarily due to a decrease in manufacturing activity related to our pipeline projects and clinical trials.

Depreciation and Amortization

The $0.1 million decrease in depreciation and amortization expense for the three months ended March 31, 2023 primarily consists of a decrease in amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses decreased to $2.5 million for the three months ended March 31, 2023 from $3.2 million for the three months ended March 31, 2022. The $0.7 million decrease included a net $0.8 million decrease in salaries, benefits, general office and maintenance expense mainly due to a reduction in employee headcount in our Pharmaceutical Development segment; and a $0.2 million decrease in corporate strategic planning expense. The decrease was partially offset by $0.2 million increase in professional fees and Board fees due to a revised Board compensation plan.

Other (Expense) Income, Net

Other expense, net for three months ended March 31, 2023 reflected a net aggregate fair market value loss of $1.0 million on our warrant derivatives and a $0.2 million gain from the remeasurement of foreign currency transactions into our functional currency, net of changes in fair value of the foreign currency forward contract.

Other expense, net for three months ended March 31, 2022 reflected a net aggregate fair market value loss of $0.7 million on our warrant derivatives and Bioventus common stock, which we sold during the year ended December 21, 2022.

Income Tax (Benefit) Expense

During the three months ended March 31, 2023 and 2022, we recognized income tax benefit of $0.1 million and income tax expense of $1.1 million, respectively. The annual effective tax rate decreased to 10.1 percent for the three months ended March 31, 2023 from 23.5 percent for the three months ended March 31, 2022. The decrease in the effective tax rate, along with a $0.6 million release of the valuation allowance, resulted in a $1.2 million decrease in income tax expense for the three months ended March 31, 2023 when compared to the same period of the prior year.

Liquidity and Capital Resources

As of March 31, 2023, we had $3.2 million in cash and cash equivalents, compared to $6.2 million in cash and cash equivalents as of December 31, 2022. The primary driver of the $2.9 million decrease in our cash balance was $13.4 million of investment funding, net of deferred fees and origination expenses; payroll and benefits expense of $3.0 million; $2.4 million of accounts payable; and $0.5 million to repurchase shares of the Company’s common stock on the open market. The decrease in cash and cash equivalents was partially offset by a net $8.0 million received from our credit facility, and $8.6 million of interest, fees, principal and royalty payments received on our finance receivables.

We entered into a $20.0 million revolving credit facility in June 2018. The credit facility was amended on November 16, 2022 to extend the termination date to September 30, 2025 and increase the borrowing size under the credit facility to $35.0 million. As of March 31, 2023, approximately $24.5 million was available for borrowing under the credit facility. We are continuing to explore other options with respect to a new credit facility.

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

As of March 31, 2023, our finance receivables portfolio contains $237.0 million of finance receivables and $0.1 million of marketable investments. We expect these assets to generate positive cash flows in 2023. However, we continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates with a LIBOR-based interest rate floor. Changes in interest rates, including the levels of LIBOR rates or the replacement of LIBOR with another reference rate, such as SOFR, the Secured Overnight Financing Rate, may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, our Finance Receivables segment may not be able to generate positive cash flow above what our existing assets are expected to produce in 2023. We do not assume any near-term repayments from borrowers, and as a result, no assurances can be given that actual results would not differ materially from the statement above.

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

As of March 31, 2023, we had $11.9 million of unfunded commitments. Please refer to Item 1., Financial Statements, Note 6 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Company’s commitments and contingencies.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2023, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at March 31, 2023 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the three months ended March 31, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023. There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 31, 2022, the Board authorized a share repurchase program under which the Company was authorized to repurchase up to $10.0 million of the Company’s outstanding shares of common stock from time to time until May 31, 2022, through a Rule 10b5-1 trading plan in compliance with all applicable laws and regulations, including Rule 10b-18 of the Securities Exchange Act. The actual timing, number and value of shares repurchased under the program will depend on several factors, including the constraints specified in the Rule 10b5-1 trading plan, price, and general market conditions. There is no guarantee as to the exact number of shares that will be repurchased under the trading plan. Our Board may also suspend or discontinue the repurchase program at any time, in its sole discretion. The purchase period is July 1, 2022 through May 15, 2023.

The table below summarizes information about our purchases of common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1, 2023 - January 31, 2023	7,749	$18.39	7,749	642,636
February 1, 2023 - February 28, 2023	6,903	19.01	6,903	635,733
March 1, 2023 - March 31, 2023	14,114	18.27	14,114	621,619
	28,766	$18.48	28,766

As of March 31, 2023, the Company has repurchased 92,667 shares under the share repurchase program at a total cost of $1.7 million, or $18.00 per share. As of March 31, 2023, the maximum number of shares that may yet be purchased under the plan was approximately $8.3 million, or 621,619 shares of common stock.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2023.

SWK Holdings Corporation

By:	/s/ Joe D. Staggs
Joe D. Staggs
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yvette M. Heinrichson
Yvette M. Heinrichson
Chief Financial Officer
(Principal Financial Officer)