Form 10-Q
period 2023-06-30
SWK Holdings Corp
filed 2023-08-10
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39184

SWK Holdings Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5956 Sherry Lane, Suite 650
Dallas, TX	75225
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (972) 687-7250

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	SWKH	The Nasdaq Stock Market LLC

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

As of August 5, 2023, there were 12,540,483 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended June 30, 2023

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Words such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “should,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorably and unfavorably) from those expressed or forecasted in the forward-looking statements.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$6,805	$6,156
Interest and accounts receivable, net	4,381	3,094
Other current assets	1,885	1,114
Total current assets	13,071	10,364

Finance receivables, net of allowance for credit losses of $11,104 and $11,846, as of June 30, 2023 and December 31, 2022, respectively	222,950	236,555
Collateral on foreign currency forward contract	2,750	2,750
Marketable investments	59	76
Deferred tax assets, net	25,689	24,480
Warrant assets	1,459	1,220
Intangible assets, net	7,339	8,190
Goodwill	8,404	8,404
Property and equipment, net	5,598	5,840
Other non-current assets	3,123	1,742
Total assets	$290,442	$299,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,996	$3,902
Revolving credit facility	—	2,445
Total current liabilities	2,996	6,347

Contingent consideration payable	11,200	11,200
Other non-current liabilities	2,362	2,145
Total liabilities	16,558	19,692

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,566,519 and 12,843,157 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	4,425,991	4,430,922
Accumulated deficit	(4,152,119)	(4,151,005)
Total stockholders’ equity	273,884	279,929
Total liabilities and stockholders’ equity	$290,442	$299,621

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Finance receivable interest income, including fees	$9,278	$6,828	$18,538	$17,243
Pharmaceutical development	183	114	301	350
Other	36	—	69	480
Total revenues	9,497	6,942	18,908	18,073
Costs and expenses:
Provision (benefit) for credit losses	(682)	—	(682)	—
Interest expense	363	80	545	160
Pharmaceutical manufacturing, research and development expense	1,509	1,480	2,228	3,381
Depreciation and amortization expense	637	626	1,285	1,330
General and administrative	2,997	3,018	5,537	6,178
Income from operations	4,673	1,738	9,995	7,024
Other income (expense), net
Unrealized net gain (loss) on warrants	399	(472)	(583)	(1,165)
Unrealized net loss on equity securities	—	(519)	—	(547)
Gain on foreign currency transactions	316	—	502	—
Income before income tax expense	5,388	747	9,914	5,312
Income tax expense	1,454	182	1,345	1,269
Net income	$3,934	$565	$8,569	$4,043

Net income per share
Basic	$0.31	$0.04	$0.67	$0.32
Diluted	$0.31	$0.04	$0.67	$0.31
Weighted average shares outstanding
Basic	12,741	12,835	12,787	12,833
Diluted	12,785	12,885	12,830	12,882

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Six Months Ended June 30, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2022	12,843,157	$12	$4,430,922	$(4,151,005)	$279,929
Stock-based compensation	—	—	35	—	35
Effect of adoption of ASC 326	—	—	—	(9,683)	(9,683)
Issuance of common stock upon vesting of restricted stock	16,008	—	—	—	—
Repurchase of common stock in open market	(28,766)	—	(531)	—	(531)
Net income	—	—	—	4,635	4,635
Balances at March 31, 2023	12,830,399	12	4,430,426	(4,156,053)	274,385
Stock-based compensation	—	—	164	—	164
Issuance of common stock upon vesting of restricted stock	8,612	—	—	—	—
Repurchase of common stock in open market	(272,492)	—	(4,599)	—	(4,599)
Net income	—	—	—	3,934	3,934
Balances at June 30, 2023	12,566,519	$12	$4,425,991	$(4,152,119)	$273,884

	Six Months Ended June 30, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2021	12,836,133	$13	$4,431,719	$(4,164,496)	$267,236
Stock-based compensation	—	—	85	—	85
Issuance of common stock upon vesting of restricted stock	5,495	—	—	—	—
Forfeiture of unvested restricted stock	(6,815)	—	—	—	—
Net income	—	—	—	3,478	3,478
Balances at March 31, 2022	12,834,813	13	4,431,804	(4,161,018)	270,799
Stock-based compensation	—	—	166	—	166
Issuance of common stock upon vesting of restricted stock	4,305	—	—	—	—
Net income	—	—	—	565	565
Balances at June 30, 2022	12,839,118	$13	$4,431,970	$(4,160,453)	$271,530

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$8,569	$4,043
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	(682)	—
Right-of-use asset amortization	156	113
Amortization of debt issuance costs	168	29
Deferred income taxes	1,316	1,257
Change in fair value of warrants	583	1,165
Change in fair value of equity securities	—	547
Foreign currency transaction gain	(516)	—
Loan discount and fee accretion	(2,297)	(780)
Interest paid-in-kind	(957)	(1,599)
Stock-based compensation	199	251
Depreciation and amortization	1,285	1,330
Changes in operating assets and liabilities:
Interest and accounts receivable	(1,287)	(66)
Other assets	(792)	(256)
Accounts payable and other liabilities	(357)	(2,526)
Net cash provided by operating activities	5,388	3,508

Cash flows from investing activities:
Proceeds from sale of investments	13,942	—
Investment in finance receivables	(13,101)	(25,350)
Repayment of finance receivables	3,041	34,195
Corporate debt securities principal payments	17	21
Purchases of property and equipment	(191)	(111)
Net cash provided by investing activities	3,708	8,755

Cash flows from financing activities:
Payments for financing costs	(872)	—
Net payments on credit facility	(2,445)	(8)
Repurchases of common stock, including fees and expenses	(5,130)	—
Net cash used in financing activities	(8,447)	(8)

Net increase in cash and cash equivalents	649	12,255
Cash and cash equivalents at beginning of period	6,156	42,863
Cash and cash equivalents at end of period	$6,805	$55,118

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of June 30, 2023, the Company had 23 full-time employees.

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

As of August 5, 2023, the Company and its partners have executed transactions with 50 different parties under its specialty finance strategy, funding an aggregate of $725.7 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended, on January 1, 2023 using the modified retrospective approach method. ASU 2016-13 replaced the incurred loss impairment methodology with a methodology that reflects a current expected credit loss (“CECL”). ASU 2016-13 impacted all of the Company’s investments held at amortized cost. At December 31, 2022, the Company’s allowance for credit losses of $11.8 million was the accumulation of allowance for credit losses (“ACL”) applied to specific finance receivables, representing management’s prior estimates of potential future losses on such finance receivables. As part of the Company’s adoption of ASU 2016-13, management reviewed its prior estimates of finance receivable-specific ACL and chose to apply the full $11.8 million ACL under legacy GAAP to the finance receivables such allowance applied. Under the new CECL model, the net GAAP balances of such finance receivables are presented net of previously reported ACL and are included in the Company’s estimated ACL for its Royalties portfolio segment.

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

Note 2. Net Income per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the applicable period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock during the applicable period, and when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$3,934	$565	$8,569	$4,043

Denominator:
Weighted-average shares outstanding	12,741	12,835	12,787	12,833
Effect of dilutive securities	44	50	43	49
Weighted-average diluted shares	12,785	12,885	12,830	12,882

Basic net income per share	$0.31	$0.04	$0.67	$0.32
Diluted net income per share	$0.31	$0.04	$0.67	$0.31

For the three months ended June 30, 2023 and 2022, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 118,000 and 308,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive. For the six months ended June 30, 2023 and 2022, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 119,000 and 309,000, respectively, have been excluded from the calculation of diluted net income per share, as all such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative write offs charged against the allowance for credit losses, and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying values of finance receivables are as follows (in thousands):

	June 30, 2023	December 31, 2022
Term loans	$189,283	$188,836
Royalty purchases	44,771	59,565
Total before allowance for credit losses	234,054	248,401
Allowance for credit losses	(11,104)	(11,846)
Total finance receivables, net	$222,950	$236,555

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

The implementation of ASU 2016-13 also impacted the Company’s ACL on unfunded loan commitments, as the ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company. The reserve for unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $0.4 million for the adoption of ASU 2016-13. As of June 30, 2023, the $0.4 million liability for credit losses on off-balance-sheet credit exposures is included in other liabilities. Please refer to Note 6 for further information on the Company’s unfunded commitments.

The following table details the changes in the allowance for credit losses by portfolio segment for the respective periods (in thousands):

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Term Loans	Royalties	Total	Term Loans	Royalties	Total
Allowance at beginning of period, prior to adoption of ASU 2016-13	$—	$11,846	$11,846	$—	$8,388	$8,388
Write offs (1)	—	(11,846)	(11,846)	—	—	—
Recoveries	—	—	—	—	23	23
Effect of Adoption of ASC 326	8,900	2,886	11,786	—	—	—
Provision (benefit) for credit losses	(572)	(110)	(682)	—	—	—
Allowance at end of period	$8,328	$2,776	$11,104	$—	$8,365	$8,365

(1)	Reversal of finance receivable-specific ACL recognized in prior periods. No impact to consolidated statement of income for the six months ended June 30, 2023. Please refer to Note 1 for further details.

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

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	June 30, 2023			December 31, 2022
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$11,356	$169,600	$180,956	$11,304	$177,532	$188,836
Royalty purchases	6,670	35,324	41,994	6,736	40,983	47,719
Total finance receivables, net	$18,026	$204,924	$222,950	$18,040	$218,515	$236,555

As of June 30, 2023, the Company had three finance receivables in nonaccrual status: (1) the term loan to Flowonix Medical, Inc. (“Flowonix”), with a net carrying value of $11.9 million; (2) the Best royalty, with a net carrying value of $2.8 million; and (3) the Ideal Implant, Inc. (“Ideal”) royalty, with a net carrying value of $4.3 million. Although in nonaccrual status, none of the finance receivables were considered impaired as of June 30, 2023. The Company collected $0.2 million on its nonaccrual finance receivables during the six months ended June 30, 2023.

Credit Quality of Finance Receivables

The Company evaluates all finance receivables on a quarterly basis and assigns a risk rating based upon management’s assessment of the borrower’s likelihood of repayment. The assessment is subjective and based on multiple factors, including but not limited to, financial strength of borrowers and operating results of the underlying business. The credit risk analysis and rating assignment is performed quarterly in conjunction with the Company’s assessment of its allowance for credit losses. The Company uses the following definitions for its risk ratings for Term Loans:

1: Borrower performing well below Company expectations, and the borrower’s ability to raise sufficient capital to operate its business or repay debt is highly in question. Finance receivables rated a 1 are on non-accrual and are at an elevated risk for principal impairment.

2: Borrower performing below plan, and the loan-to-value is generally worse than at the time of underwriting. Borrower has limited access to additional capital to operate its business. Finance receivables rated a 2 might be placed on non-accrual. While there is a potential for future principal impairment, we may refrain from placing borrower on non-accrual due to enterprise value coverage, continued receipt of interest payments, and/or anticipate a near-term capital raise.

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

The Company uses an internal credit rating system which rates each Royalty on a color scale of Green to Red, with Green typically indicative of a Royalty that is exceeding base underwritten case and Red reflective of underperformance relative to plan.

The following table summarizes the carrying value of Finance Receivables by origination year, grouped by risk rating as of June 30, 2023:

	June 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Term Loans
5	$—	$—	$13,629	$—	$6,396	$—	$20,025
4	4,971	57,478	—	—	—	—	62,449
3	—	5,194	19,270	—	31,600	26,494	82,558
2	—	—	12,372	—	—	—	12,372
1	—	—	—	11,879	—	—	11,879
Subtotal - Term Loans	$4,971	$62,672	$45,271	$11,879	$37,996	$26,494	$189,283

Royalties
Green	$—	$13,789	$—	$18,988	$—	$4,883	$37,660
Red	—	—	4,314	—	—	2,797	7,111
Subtotal - Royalties	$—	$13,789	$4,314	$18,988	$—	$7,680	$44,771

Total Finance Receivables, gross	$4,971	$76,461	$49,585	$30,867	$37,996	$34,174	$234,054

Note 4. Intangible Assets

The following table summarizes the gross book value, accumulated amortization and net book value balances of intangible assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023			December 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Licensing Agreement(1)	$29,400	$22,338	$7,062	$29,400	$21,509	$7,891
Trade names and trademarks	210	81	129	210	71	139
Customer relationships	240	92	148	240	80	160
Total intangible assets	$29,850	$22,511	$7,339	$29,850	$21,660	$8,190

(1)	Prior to the acquisition, Enteris entered into a non-exclusive commercial license agreement (the “License Agreement”) with Cara Therapeutics, Inc. (“Cara”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

Amortization expense related to intangible assets was $0.4 million for both the three months ended June 30, 2023 and 2022, respectively. Amortization expense related to intangible assets was $0.9 million for both the six months ended June 30, 2023 and 2022, respectively.

The estimated future amortization expense related to intangible assets as of June 30, 2023 is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2023	$851
2024	1,546
2025	1,076
2026	1,076
2027	1,076
Thereafter	1,714
Total	$7,339

Note 5. Revolving Credit Facility

On June 28, 2023, the Company entered into a new Credit Agreement (the “Credit Agreement”) by and among SWK Funding LLC, the Company’s wholly-owned subsidiary (together with the Company, the “Borrower”), the lenders party thereto (“Lenders”), and First Horizon Bank as a Lender and Agent (the “Agent”). The Credit Agreement provides for a revolving credit facility with an initial maximum principal amount of $45.0 million. The Credit Agreement provides that the Company may request one or more incremental increases in an aggregate amount not to exceed $80.0 million, subject to the consent of the Agent and each Lender, at any time prior to the termination of the revolving credit period on June 28, 2026 (the “Commitment Termination Date”). The revolving credit period will be followed by a one-year amortization period, with the final maturity date of the Credit Agreement occurring on June 28, 2027.

The outstanding principal balance of the Credit Agreement will bear interest at a rate per annum equal to the sum of (i) Term SOFR (as defined in the Credit Agreement) plus (ii) 3.75 percent at all times prior to the Commitment Termination Date. The outstanding principal balance of the Revolving Credit Facility will bear interest at a rate per annum equal to the sum of (i) Term SOFR (as defined in the Credit Agreement) plus (ii) 4.25 percent at all times on and after the Commitment Termination Date. Under the terms of the Credit Agreement, all accrued and unpaid interest shall be due and payable, in arrears, on the first business day of each calendar month.

The Credit Agreement contains customary affirmative and negative covenants, in addition to financial covenants specifying that, as of the end of each calendar month, (i) the consolidated leverage ratio of Borrower will not exceed 1.00 to 1.00, (ii) the consolidated interest coverage ratio of Borrower will not be less than 4.00 to 1.00, (iii) the cash collection rate in relation to Borrower’s portfolio of loan assets will not be less than 4.5%, for such calendar month, (iv) the net charge-off percentage in relation to Borrower’s portfolio of loan assets will not exceed 3 percent for such calendar month, and (v) the weighted average risk rating in relation to Borrower portfolio of loan assets will not be less than 3.00. In addition, the Credit Agreement provides that at no time shall the Company permit its consolidated tangible net worth to be less than $145.0 million, or its Liquidity (as defined in the Credit Agreement) to be less than $5.0 million. The Credit Agreement also contains events of default customary for such financings, the occurrence of which would permit the Agent and Lenders to accelerate the aggregate principal amount due thereunder.

The Credit Agreement refinances the Company’s Loan and Security Agreement dated as of June 29, 2018 (the “Prior Credit Agreement”), as amended, between the Company and Cadence Bank, N.A. (“Cadence Bank”), as the lender and administrative agent, which was due to expire on September 30, 2025. The Prior Credit Agreement was terminated by the Company, effective as of June 28, 2023.

As of June 30, 2023, no amounts were outstanding under either credit facility, and approximately $2.4 million was outstanding under the Prior Credit Agreement as of December 31, 2022. During the three months ended June 30, 2023 and 2022, the Company recognized $0.4 million and $0.1 million, respectively, of interest expense in connection with the Prior Credit Agreement. During the six months ended June 30, 2023 and 2022, the Company recognized $0.5 million and $0.2 million, respectively, of interest expense in connection with the Prior Credit Agreement.

Note 6. Commitments and Contingencies

Contingent Consideration

The Company recorded contingent consideration related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. The estimated fair value of contingent consideration as of June 30, 2023 and December 31, 2022 was $11.2 million. The Company did not recognize a change in the estimated fair value of its contingent consideration during the six months ended June 30, 2023 and 2022.

Unfunded Commitments

As of June 30, 2023, the Company’s unfunded commitments were as follows (in millions):

MedMinder Systems, Inc.	$5.0
Duo Royalty	2.4
Total unfunded commitments	$7.4

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

Litigation

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. As of June 30, 2023, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2023 and December 31, 2022.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the six months ended June 30, 2023 and 2022.

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

The Company uses a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. The foreign currency forward contract is not designated as a hedging instrument, and changes in fair value are recognized in earnings. The foreign currency forward was recorded in other non-current assets and other non-current liabilities in the consolidated balance sheets as of June 30, 2023 and December 31, 2022. The Company recognized $1.6 million of changes in fair value related to its foreign currency forward during the six months ended June 30, 2023.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$1,459	$—	$—	$1,459
Marketable investments	59	—	—	59
Foreign currency forward contract	811	—	—	811

Financial Liabilities
Contingent consideration payable	$11,200	$—	$—	$11,200

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$1,220	$—	$—	$1,220
Marketable investments	76	—	—	76

Financial Liabilities
Contingent consideration payable	$11,200	$—	$—	$11,200
Foreign currency forward contract	754	—	—	754

The changes in fair value of the warrant assets during the six months ended June 30, 2023 and 2022 were as follows (in thousands):

June 30, 2023		June 30, 2022
Fair value - December 31, 2022	$1,220	Fair value - December 31, 2021	$3,419
Issued	822	Issued	227
Canceled	—	Canceled	—
Change in fair value	(583)	Change in fair value	(1,165)
Fair value - June 30, 2023	$1,459	Fair value - June 30, 2022	$2,481

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

	June 30, 2023	December 31, 2022
Dividend rate range	—	—
Risk-free rate range	2.9% to 4.9%	4.0% to 4.3%
Expected life (years) range	1.7 to 7.0	2.0 to 6.9
Expected volatility range	63.6% to 137.8%	54.8% to 139.4%

As of June 30, 2023, the Company had one royalty, Best, that was deemed to be impaired based on reductions in carrying value in prior periods. As of December 31, 2022, the Company had two royalties, Best and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023	$2,797	$—	$—	$2,797

December 31, 2022	$3,545	$—	$—	$3,545

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.

As of June 30, 2023 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables	$222,950	$222,950	$—	$—	$222,950
Marketable investments	59	59	—	—	59
Warrant assets	1,459	1,459	—	—	1,459
Foreign currency forward contract	811	811	—	—	811

Financial Liabilities
Contingent consideration payable	$11,200	$11,200	$—	$—	$11,200

As of December 31, 2022 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables	$236,555	$236,555	$—	$—	$236,555
Marketable investments	76	76	—	—	76
Warrant assets	1,220	1,220	—	—	1,220

Financial Liabilities
Contingent consideration payable	$11,200	$11,200	$—	$—	$11,200
Foreign currency forward contract	754	754	—	—	754

Note 8. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as the Company believes it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers.

The following table provides the contract revenue recognized by revenue source for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pharmaceutical Development Segment
License Agreement	$10	$16	$10	$132
Pharmaceutical Development and other	173	98	291	698
Total contract revenue	$183	$114	$301	$830

The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.

The Company’s contract liabilities are presented as deferred revenues and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	June 30, 2023	December 31, 2022
Pharmaceutical Development Segment
Deferred revenue	$30	$33
Total contract liabilities	$30	$33

During the six months ended June 30, 2023, the Company recognized $0.1 million of 2022 deferred revenue from the satisfaction of performance obligations. The Company did not have any contract assets nor did it have any contract liabilities related to the License Agreement as of June 30, 2023 or December 31, 2022.

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

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2023
	Finance Receivables	Pharmaceutical Development Services	Holding Company and Other	Consolidated
Revenue	$9,278	$183	$—	$9,461
Other revenue	36	—	—	36
Provision (benefit) for credit losses	(682)	—	—	(682)
Interest expense	363	—	—	363
Pharmaceutical manufacturing, research and development	—	1,509	—	1,509
Depreciation and amortization expense	—	633	4	637
General and administrative	137	981	1,879	2,997
Other income, net	715	—	—	715
Income tax expense	—	—	1,454	1,454
Net income (loss)	10,211	(2,940)	(3,337)	3,934

	Three Months Ended June 30, 2022
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$6,828	$114	$—	$6,942
Interest expense	80	—	—	80
Pharmaceutical manufacturing, research and development	—	1,480	—	1,480
Depreciation and amortization expense	—	625	1	626
General and administrative	2	905	2,111	3,018
Other expense, net	(991)	—	—	(991)
Income tax expense	—	—	182	182
Net income (loss)	5,755	(2,896)	(2,294)	565

	Six Months Ended June 30, 2023
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$18,538	$301	$—	$18,839
Other revenue	67	—	2	69
Provision (benefit) for credit losses	(682)	—	—	(682)
Interest expense	545	—	—	545
Pharmaceutical manufacturing, research and development	—	2,228	—	2,228
Depreciation and amortization expense	—	1,277	8	1,285
General and administrative	167	1,709	3,661	5,537
Other expense, net	(81)	—	—	(81)
Income tax expense	—	—	1,345	1,345
Net income (loss)	18,494	(4,913)	(5,012)	8,569

	Six Months Ended June 30, 2022
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$17,243	$350	$—	$17,593
Other revenue	—	480	—	480
Interest expense	160	—	—	160
Pharmaceutical manufacturing, research and development	—	3,381	—	3,381
Depreciation and amortization expense	—	1,329	1	1,330
General and administrative	104	1,940	4,134	6,178
Other expense, net	(1,712)	—	—	(1,712)
Income tax expense	—	—	1,269	1,269
Net income (loss)	15,267	(5,820)	(5,404)	4,043

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

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the three and six months ended June 30, 2023 (in thousands, except rate, share and per share data).

					Revenue (Loss) Recognized
Royalty Purchases	Licensed Technology	Footnote	Funded Amount	GAAP Balance	2Q 2023	Year-to- Date
Besivance®	Ophthalmic antibiotic	(1)	$6,000	$—	$2	$14
Best ABT, Inc.	Oncology diagnosis	(2), (3)	5,784	2,797	—	—
Coflex®/Kybella®	Spinal stenosis/submental fullness		4,350	3,824	87	156
Cambia®	NSAID migraine treatment	(4)	8,500	—	(37)	(119)
Duo Royalty	Japanese women’s health/cystic fibrosis		15,488	13,789	842	1,373
Forfivo XL®	Depressive disorder treatment		6,000	1,366	239	490
Ideal Implant, Inc.	Aesthetics	(3), (5)	4,314	4,314	—	—
Iluvien®	Diabetic macular edema		16,501	15,164	507	1,051
Veru, Inc.	Women’s health		10,000	3,517	132	264

							Revenue Recognized
Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Rate	2Q 2023	Year-to- Date
4Web, Inc.	First lien		06/03/23	$29,411	$31,600	12.8%	$1,144	$2,252
AOTI, Inc.	First lien		03/21/27	12,000	12,033	11.0%	486	966
Acer Therapeutics, Inc.	First lien	(6)	03/04/24	—	—	12.0%	313	1,560
Aziyo Biologics, Inc.	First lien		08/10/27	25,000	25,426	12.0%	966	1,933
BIOLASE, Inc.	First lien		05/31/25	13,300	13,999	10.3%	559	1,096
Biotricity, Inc.	First lien		12/21/26	12,364	12,372	14.5%	616	1,144
Epica International, Inc.	First lien		07/23/24	11,750	12,495	9.5%	660	1,062
eTon Pharmaceuticals, Inc.	First lien		11/13/24	6,230	6,396	10.0%	250	498
Exeevo, Inc.	First lien		07/01/27	5,233	5,194	15.0%	238	454
Flowonix Medical, Inc.	First lien	(3), (7)	12/23/25	12,518	11,879	14.0%	—	—
MedMinder Systems, Inc.	First lien		08/18/27	20,000	20,019	12.9%	711	1,397
MolecuLight, Inc.	First lien		12/29/26	10,000	10,142	12.8%	457	906
NeoLight, LLC	First lien		02/17/27	5,000	4,971	13.5%	206	293
SKNV	First lien		05/15/27	13,497	13,629	10.4%	511	999
Trio Healthcare Ltd.	First lien		07/01/26	9,152	9,128	12.5%	389	749

					Revenue Recognized
Marketable Investments	Number of Shares	Footnote	Funded Amount	GAAP Balance	2Q23	Year-to- Date
Secured Royalty Financing (Marketable Investment)	N/A	(2), (3)	$3,000	$59	$—	$—
Epica International, Inc.	25,000		N/A	—	—	—
SKNV	26,575		N/A	—	—	—

					Other Income (Loss) Recognized
Warrants to Purchase Stock	Number of Shares	Footnote	Exercise Price per Share ($)	GAAP Balance	2Q 2023	Year-to- Date
4Web, Inc.	TBD		$—	$—	$—	$—
AOTI, Inc.	92,490		—	—	—	—
Acer Therapeutics, Inc.	150,000		2.46	113	19	(184)
Acer Therapeutics, Inc.	100,000		1.51	79	14	(131)
Acer Therapeutics, Inc.	250,000		2.39	188	31	(257)
Acer Therapeutics, Inc.	500,000		1.00	422	45	45
Acerus Pharmaceuticals Corporation	—		—	—	—	(5)
Aziyo Biologics, Inc.	157,895		6.65	325	124	(190)
Aziyo Biologics, Inc.	30,075		6.65	35	(3)	(63)
BIOLASE, Inc.	22,039		9.80	1	(1)	(4)
Biotricity, Inc.	57,536		6.26	17	5	7
CeloNova BioSciences, Inc.	TBD		—	—	—	—
DxTerity Diagnostics, Inc.	2,019,231		—	—	—	—
Epica International, Inc.	TBD		—	—	—	—
eTon Pharmaceuticals, Inc.	51,239		5.86	61	(9)	18
eTon Pharmaceuticals, Inc.	18,141		6.62	22	(3)	7
Exeevo, Inc.	930		—	—	—	—
EyePoint Pharmaceuticals, Inc.	40,910		11.00	170	153	150
EyePoint Pharmaceuticals, Inc.	7,773		19.30	26	24	24
Flowonix Medical, Inc.	155,561	(3), (7)	—	—	—	—
MedMinder Systems, Inc.	72,324		—	—	—	—
MolecuLight, Inc.	TBD		—	—	—	—

		Revenue Recognized
	Assets	2Q 2023	Year-to-Date
Total finance receivables, gross	$234,054	$9,278	$18,538
Total marketable investments	59	N/A	N/A
Fair value of warrant assets	1,459	N/A	N/A
Total assets, gross/revenues	$235,572	$9,278	$18,538

(1)	US royalty was paid off during the year ended December 31, 2021. SWK continues to receive insignificant royalties on international sales.
(2)	Investment considered partially impaired.
(3)	Investment on nonaccrual.
(4)	Royalty was paid off during the six months ended June 30, 2023.
(5)	In July 2023, Ideal Implant assets were sold to an aesthetics company.
(6)	Loan was sold to a third party during the six months ended June 30, 2023.
(7)	Flowonix Medical assets were sold to Algorithm Sciences, Inc. during the six months ended June 30, 2023.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2023, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the three months ended June 30, 2023 and 2022 (in millions)

	Three Months Ended June 30,
	2023	2022	Change $
Revenues	$9.5	$6.9	$2.6
Provision (benefit) for credit losses	(0.7)	—	(0.7)
Interest expense	0.4	0.1	0.3
Pharmaceutical manufacturing, research and development expense	1.5	1.5	—
Depreciation and amortization expense	0.6	0.6	—
General and administrative	3.0	3.0	—
Other income (expense), net	0.7	(1.0)	1.7
Income tax expense	1.5	0.2	1.3
Net income	3.9	0.6	3.3

Revenues

Revenues increased to $9.5 million for the three months ended June 30, 2023 from $6.9 million for the three months ended June 30, 2022. The $2.6 million increase in revenue for the three months ended June 30, 2023 consisted of a $2.5 million increase in Finance Receivables segment revenue and a $0.1 million increase in Pharmaceutical Development segment revenue. The $2.5 million increase in Finance Receivables segment revenue was primarily due to $2.5 million increase in interest and fees earned due to funding new and existing loans, a $0.8 million increase in interest income due to an overall increase in reference rates, and a net $0.5 million increase in royalty revenue when compared to the same period of the previous year. The increase was partially offset by a $1.3 million decrease in interest, royalties and fees earned on finance receivables that were paid off in 2022 and 2023.

Provision (benefit) for Credit Losses

Our allowance for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. Our allowance for credit losses decreased by $0.7 million during the three months ended June 30, 2023 due to an overall decrease in finance receivables. Please refer to Item 1., Financial Statements, Note 3 of the notes to the unaudited condensed consolidated financial statements for further information regarding the provision for credit losses.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense increased to $0.4 million for three months ended June 30, 2023 from $0.1 million for the three months ended June 30, 2022. The $0.3 million increase in interest expense was due to a higher average outstanding balance under the Prior Credit Agreement with Cadence Bank during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. On June 28, 2023, we terminated the Prior Credit Agreement with Cadence Bank and entered into a new Credit Agreement with First Horizon Bank. Please refer to Item 1., Financial Statements, Note 5 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Credit Agreement with First Horizon.

Pharmaceutical Manufacturing, Research and Development Expense

We recognized $1.5 million of pharmaceutical manufacturing, research and development expense for both the three months ended June 30, 2023 and 2022.

Depreciation and Amortization

We recognized $0.6 million of depreciation and amortization expense during both the three months ended June 30, 2023 and 2022. Depreciation and amortization primarily consists of amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. We recognized $3.0 million of general and administrative expense for both the three months ended June 30, 2023 and 2022.

Other Income, Net

Other income, net for three months ended June 30, 2023 reflected a net aggregate fair market value gain of $0.4 million on our warrant derivatives and a $0.3 million net gain from the remeasurement of foreign currency transactions into our functional currency, net of changes in fair value of the foreign currency forward contract.

Other expense, net for the three months ended June 30, 2022 reflected a net aggregate fair market value loss of $1.0 million on our warrant derivatives and Bioventus common stock. Our Bioventus common stock was sold during the year ended December 31, 2022.

Income Tax Expense

During the three months ended June 30, 2023 and 2022, we recognized income tax expense of $1.5 million and $0.2 million respectively. The increase in income tax expense is the result of higher taxable income for the three months ended June 30, 2023 when compared to the same period of the prior year.

Comparison of the six months ended June 30, 2023 and 2022 (in millions)

	Six Months Ended June 30,
	2023	2022	Change $
Revenues	$18.9	$18.1	$0.8
Provision (benefit) for credit losses	(0.7)	—	(0.7)
Interest expense	0.5	0.2	0.3
Pharmaceutical manufacturing, research and development expense	2.2	3.4	(1.2)
Depreciation and amortization expense	1.3	1.3	—
General and administrative	5.5	6.2	(0.7)
Other expense, net	(0.1)	(1.7)	1.6
Income tax expense	1.3	1.3	—
Net income	8.6	4.0	4.6

Revenues

Revenues increased to $18.9 million for the six months ended June 30, 2023 from $18.1 million for the six months ended June 30, 2022. The $0.8 million increase in revenue for the six months ended June 30, 2023 consisted of a $1.3 million increase in Finance Receivables segment revenue and a $0.5 million decrease in Pharmaceutical Development segment revenue. The $1.3 million increase in Finance Receivables segment revenue was due to $4.9 million increase in interest and fees earned due to funding new and existing loans, a $2.4 million increase in interest income due to an overall increase in reference rates, and a net $0.4 million increase in royalty revenue when compared to the same period of the previous year. The increase was partially offset by a $6.4 million decrease in interest, royalties and fees earned on finance receivables that were paid off in 2022 and 2023.

Provision (benefit) for Credit Losses

Our allowance for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. Our allowance for credit losses decreased by $0.7 million during the six months ended June 30, 2023 due to an overall decrease in finance receivables. Please refer to Item 1., Financial Statements, Note 3 of the notes to the unaudited condensed consolidated financial statements for further information regarding the provision for credit losses.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense increased to $0.5 million for six months ended June 30, 2023 from $0.2 million for the six months ended June 30, 2022. This $0.3 million increase in interest expense was due to a higher average outstanding balance under the Prior Credit Agreement with Cadence Bank during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. On June 28, 2023, we terminated the Prior Credit Agreement with Cadence Bank and entered into a new Credit Agreement with First Horizon Bank. Please refer to Item 1., Financial Statements, Note 5 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Credit Agreement with First Horizon.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense decreased from $3.4 million for the six months ended June 30, 2022 to $2.2 million for the six months ended June 30, 2023. The $1.2 million decrease was primarily due to a was primarily due to a reduction in headcount as well as a reduction in R&D and clinical trial expenditures.

Depreciation and Amortization

We recognized $1.3 million of depreciation and amortization expense during both the six months ended June 30, 2023 and 2022. Depreciation and amortization primarily consists of amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses decreased to $5.5 million for the six months ended June 30, 2023 from $6.2 million for the six months ended June 30, 2022. The $0.7 million decrease included a net $0.6 million decrease in salaries, benefits, general office and maintenance expense mainly due to a reduction in employee headcount in our Pharmaceutical Development segment; and a $0.3 million decrease in corporate strategic planning and related professional fees expense. The decrease was partially offset by $0.2 million increase in Board fees due to a revised Board compensation plan.

Other Expense, Net

Other expense, net for the six months ended June 30, 2023 reflected a net aggregate fair market value loss of $0.6 million on our warrant derivatives and a $0.5 million gain from the remeasurement of foreign currency transactions into our functional currency, net of changes in fair value of the foreign currency forward contract.

Other expense, net for the six months ended June 30, 2022 reflected a net aggregate fair market value loss of $1.7 million on our warrant derivatives and Bioventus common stock. Our Bioventus common stock was sold during the year ended December 31, 2022.

Income Tax Expense

We recognized income tax expense of $1.3 million for both the six months ended June 30, 2023 and 2022. The nominal increase in income tax expense was the result of an increase in taxable income for the six months ended June 30, 2023 when compared to the same period of the prior year.

Liquidity and Capital Resources

As of June 30, 2023, we had $6.8 million in cash and cash equivalents, compared to $6.2 million in cash and cash equivalents as of December 31, 2022. The primary driver of the $0.6 million increase in our cash balance was $31.6 million of interest, fees, principal and royalty payments received on our finance receivables. The increase in cash and cash equivalents was partially offset by $13.7 million of investment funding, net of deferred fees and origination expenses; payroll, accounts payable and new credit facility closing costs totaled $9.6 million; $5.1 million to repurchase shares of the Company’s common stock in the open market; and net payments of $2.4 million of credit facility draws, principal, interest and fees paid on our credit facility with Cadence Bank.

We entered into a new $45.0 million revolving credit facility in June 2023 with First Horizon Bank. The Credit Agreement provides for one or more incremental increases not to exceed $80.0 million, subject to the consent of the Agent and each Lender, at any time prior to the Commitment Termination Date. As of June 30, 2023, no funds have been borrowed, and $45.0 million was available for borrowing under the new credit facility. Our Prior Credit Agreement with Cadence Bank was terminated in connection with the establishment of the new credit facility. Please refer to Item 1., Financial Statements, Note 5 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Credit Agreement with First Horizon Bank.

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

As of June 30, 2023, our finance receivables portfolio contains $223.0 million of net finance receivables and $0.1 million of marketable investments. We expect these assets to generate positive cash flows in 2023. However, we continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates with a SOFR, Prime, or LIBOR-based interest rate floor. Changes in interest rates may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

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

As of June 30, 2023, we had $7.4 million of unfunded commitments. Please refer to Item 1., Financial Statements, Note 6 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Company’s commitments and contingencies.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended June 30, 2023, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at June 30, 2023 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the six months ended June 30, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 31, 2022, the Board authorized a share repurchase program under which the Company was previously authorized to repurchase up to $10.0 million of the Company’s outstanding shares of common stock from time to time until May 15, 2023, through a Rule 10b5-1 trading plan in compliance with all applicable laws and regulations, including Rule 10b-18 of the Exchange Act (the “Prior Repurchase Program”). The purchase period for the Prior Repurchase Program was July 1, 2022 through May 15, 2023.

On May 16, 2023, the Company announced that the Board had authorized the Company to repurchase up to $10.0 million of the Company’s outstanding shares of common stock from time-to-time until May 16, 2024, through a trading plan established in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act (the “New Repurchase Program”). The actual timing, number and value of shares repurchased under the New Repurchase Program will depend on several factors, including the constraints specified in the Rule 10b5-1 trading plan, price, and general market conditions. There is no guarantee as to the exact number of shares that will be repurchased under the New Repurchase Program. Our Board may also suspend or discontinue the New Repurchase Program at any time, in its sole discretion. The purchase period for the New Repurchase Program is May 16, 2023 through May 16, 2024.

The table below summarizes information about our purchases of common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan		Maximum Number (or Appropriate Dollar Value) of Shares That May Yet Be Repurchased Under the Plan
April 1, 2023 - April 30, 2023	10,401		$17.68	10,401		611,218
May 1, 2023 - May 31, 2023(1)	111,669	(1)	16.83	111,669	(1)	8,305	(2)
June 1, 2023 - June 30, 2023	150,422		16.86	150,422		5,769	(2)
	272,492		$16.88	272,492

(1)	The Prior Repurchase Program expired on May 15, 2023, and the New Repurchase Program began on May 16, 2023.

(2)	Reflects approximate dollar value of shares available for repurchase under the New Repurchase Program as of the end of the applicable period.

As of June 30, 2023, the Company has repurchased an aggregate of 113,639 shares under the Prior Repurchase Program and an aggregate of 251,520 shares under the New Repurchase Program at a total cost of $6.3 million, or $17.16 per share. As of June 30, 2023, the maximum dollar value of shares that may yet be purchased under the New Repurchase Program was approximately $5.8 million of shares of common stock. No shares are available for repurchase under the Prior Repurchase Program, which expired on May 15, 2023.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS

				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith

10.1	Credit Agreement dated June 28, 2023 by and among the Company, SWK Funding LLC, the Lenders party thereto and First Horizon Bank as a Lender and Agent.	8-K	10.1	June 20, 2023

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS+	XBRL Instance				X

101.SCH+	XBRL Taxonomy Extension Schema				X

101.CAL+	XBRL Taxonomy Extension Calculation				X

101.DEF+	XBRL Taxonomy Extension Definition				X

101.LAB+	XBRL Taxonomy Extension Labels				X

101.PRE+	XBRL Taxonomy Extension Presentation				X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2023.

SWK Holdings Corporation

By:	/s/ Joe D. Staggs
Joe D. Staggs
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yvette M. Heinrichson
Yvette M. Heinrichson
Chief Financial Officer
(Principal Financial Officer)