Form 10-Q
period 2023-09-30
SWK Holdings Corp
filed 2023-11-08
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39184

SWK Holdings Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0435679
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5956 Sherry Lane, Suite 650
Dallas, TX	75225
(Address of Principal Executive Offices)	(Zip Code)

(Registrant’s Telephone Number, Including Area Code): (972) 687-7250

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	SWKH	The Nasdaq Stock Market LLC
9.00% Senior Notes due 2027	SWKHL	The Nasdaq Stock Market LLC

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

As of November 3, 2023, there were 12,503,113 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended September 30, 2023

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$31,034	$6,156
Interest and accounts receivable, net	4,411	3,094
Other current assets	1,756	1,114
Total current assets	37,201	10,364

Finance receivables, net of allowance for credit losses of $11,327 and $11,846, as of September 30, 2023 and December 31, 2022, respectively	223,604	236,555
Collateral on foreign currency forward contract	2,750	2,750
Marketable investments	50	76
Deferred tax assets, net	26,090	24,480
Warrant assets	1,297	1,220
Intangible assets, net	6,913	8,190
Goodwill	8,404	8,404
Property and equipment, net	5,479	5,840
Other non-current assets	4,057	1,742
Total assets	$315,845	$299,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,768	$3,902
Revolving credit facility	22,000	2,445
Total current liabilities	24,768	6,347

Contingent consideration payable	11,200	11,200
Other non-current liabilities	2,312	2,145
Total liabilities	38,280	19,692

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,510,776 and 12,843,157 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	12	12
Additional paid-in capital	4,425,198	4,430,922
Accumulated deficit	(4,147,645)	(4,151,005)
Total stockholders’ equity	277,565	279,929
Total liabilities and stockholders’ equity	$315,845	$299,621

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Finance receivable interest income, including fees	$8,608	$8,502	$27,146	$25,745
Pharmaceutical development	315	5,111	616	5,461
Other	39	1	108	481
Total revenues	8,962	13,614	27,870	31,687
Costs and expenses:
Provision for (benefit from) credit losses	223	—	(459)	—
Interest expense	176	82	721	242
Pharmaceutical manufacturing, research and development expense	606	1,792	2,834	5,173
Depreciation and amortization expense	652	634	1,937	1,964
General and administrative expense	2,979	4,349	8,516	10,527
Income from operations	4,326	6,757	14,321	13,781
Other income (expense), net:
Unrealized net (loss) gain on warrants	(162)	1,788	(745)	623
Unrealized net gain (loss) on equity securities	—	13	—	(534)
(Loss) gain on foreign currency transactions	(76)	—	426	—
Income before income tax (benefit) expense	4,088	8,558	14,002	13,870
Income tax (benefit) expense	(386)	1,942	959	3,211
Net income	$4,474	$6,616	$13,043	$10,659

Net income per share:
Basic	$0.36	$0.52	$1.03	$0.83
Diluted	$0.36	$0.51	$1.02	$0.83
Weighted average shares outstanding:
Basic	12,539	12,832	12,703	12,832
Diluted	12,582	12,851	12,746	12,871

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Nine Months Ended September 30, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2022	12,843,157	$12	$4,430,922	$(4,151,005)	$279,929
Stock-based compensation	—	—	35	—	35
Effect of adoption of ASU 2016-13	—	—	—	(9,683)	(9,683)
Issuance of common stock upon vesting of restricted stock	16,008	—	—	—	—
Repurchase of common stock in open market	(28,766)	—	(531)	—	(531)
Net income	—	—	—	4,635	4,635
Balances at March 31, 2023	12,830,399	12	4,430,426	(4,156,053)	274,385
Stock-based compensation	—	—	164	—	164
Issuance of common stock upon vesting of restricted stock	8,612	—	—	—	—
Repurchase of common stock in open market	(272,492)	—	(4,599)	—	(4,599)
Net income	—	—	—	3,934	3,934
Balances at June 30, 2023	12,566,519	12	4,425,991	(4,152,119)	273,884
Stock-based compensation	—	—	170	—	170
Issuance of common stock upon vesting of restricted stock	4,592	—	—	—	—
Repurchase of common stock in open market	(60,335)	—	(963)	—	(963)
Net income	—	—	—	4,474	4,474
Balances at September 30, 2023	12,510,776	$12	$4,425,198	$(4,147,645)	$277,565

	Nine Months Ended September 30, 2022
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2021	12,836,133	$13	$4,431,719	$(4,164,496)	$267,236
Stock-based compensation	—	—	85	—	85
Issuance of common stock upon vesting of restricted stock	5,495	—	—	—	—
Forfeiture of unvested restricted stock	(6,815)	—	—	—	—
Net income	—	—	—	3,478	3,478
Balances at March 31, 2022	12,834,813	13	4,431,804	(4,161,018)	270,799
Stock-based compensation	—	—	166	—	166
Issuance of common stock upon vesting of restricted stock	4,305	—	—	—	—
Net income	—	—	—	565	565
Balances at June 30, 2022	12,839,118	13	4,431,970	(4,160,453)	271,530
Stock-based compensation	—	—	59	—	59
Issuance of common stock upon vesting of restricted stock	7,575	—	—	—	—
Net settlement for employee taxes on restricted stock and options	—	—	(160)	—	(160)
Stock options exercised, net	23,074	—	—	—	—
Repurchases of common stock in open market	(34,463)	—	(599)	—	(599)
Net income	—	—	—	6,616	6,616
Balances at September 30, 2022	12,835,304	$13	$4,431,270	$(4,153,837)	$277,446

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$13,043	$10,659
Adjustments to reconcile net income to net cash provided by operating activities:
Benefit from credit losses	(459)	—
Right-of-use asset amortization	244	171
Amortization of debt issuance costs	243	26
Deferred income taxes	915	3,189
Change in fair value of warrants	745	(623)
Change in fair value of equity securities	—	534
Foreign currency transaction gain	(375)	—
Loan discount and fee accretion	(2,959)	(1,357)
Interest paid-in-kind	(1,826)	(3,335)
Stock-based compensation	369	310
Depreciation and amortization expense	1,937	1,964
Changes in operating assets and liabilities:
Interest and accounts receivable	(1,317)	(5,581)
Other assets	(738)	(76)
Accounts payable and other liabilities	(635)	(603)
Net cash provided by operating activities	9,187	5,278

Cash flows from investing activities:
Proceeds from sale of investments	13,942	—
Investment in finance receivables	(17,525)	(71,750)
Repayment of finance receivables	7,430	43,938
Corporate debt securities principal payments	26	31
Purchases of property and equipment	(299)	(194)
Net cash provided by (used in) investing activities	3,574	(27,975)

Cash flows from financing activities:
Payments for financing costs	(1,345)	—
Proceeds from (payments on) credit facilities	19,555	(8)
Net settlement for employee taxes on restricted stock and options	—	(160)
Repurchases of common stock, including fees and expenses	(6,093)	(599)
Net cash provided by (used in) financing activities	12,117	(767)

Net increase (decrease) in cash and cash equivalents	24,878	(23,464)
Cash and cash equivalents at beginning of period	6,156	42,863
Cash and cash equivalents at end of period	$31,034	$19,399

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, the Company commenced its strategy of building a specialty finance and asset management business. In August 2019, the Company commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. The Company’s operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” The Company allocates capital to each segment in order to generate income through the sales of life science products by third parties. The Company is headquartered in Dallas, Texas, and as of September 30, 2023, the Company had 23 full-time employees.

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

As of November 3, 2023, the Company and its partners have executed transactions with 53 different parties under its specialty finance strategy, funding an aggregate of $756.7 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation and have no impact on previously reported total assets and total liabilities, total stockholders’ equity or net income.

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity. ASU 2020-04 was effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company has identified existing loans that reference London Interbank Offered Rate (“LIBOR”) and is in the process of evaluating alternatives in each situation. The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04 and does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

The Company adopted ASU 2016-13, “Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”),” as amended, on January 1, 2023 using the modified retrospective approach method. ASU 2016-13 replaced the incurred loss impairment methodology with a methodology that reflects a current expected credit loss (“CECL”). ASU 2016-13 impacted all of the Company’s investments held at amortized cost. At December 31, 2022, the Company’s allowance for credit losses of $11.8 million was the accumulation of allowance for credit losses (“ACL”) applied to specific finance receivables, representing management’s prior estimates of potential future losses on such finance receivables. As part of the Company’s adoption of ASU 2016-13, management reviewed its prior estimates of finance receivable-specific ACL and chose to apply the full $11.8 million ACL under legacy GAAP to the finance receivables such allowance applied. Under the new CECL model, the net GAAP balances of such finance receivables are presented net of previously reported ACL and are included in the Company’s estimated ACL for its Royalty Purchases portfolio segment.

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

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” which removes the accounting guidance for Troubled Debt Restructurings (“TDR”) and requires entities to evaluate whether a modification provided to a borrower results in a new loan or continuation of an existing loan. The amendment enhances existing disclosures and requires new disclosures for receivables when there has been a modification in contractual cash flows due to a borrower experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. The Company adopted ASU 2022-02 on January 1, 2023 and incorporated the required disclosures into Note 3, Finance Receivables, Net.

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

The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$4,474	$6,616	$13,043	$10,659

Denominator:
Weighted-average shares outstanding	12,539	12,832	12,703	12,832
Effect of dilutive securities	43	19	43	39
Weighted-average diluted shares	12,582	12,851	12,746	12,871

Basic net income per share	$0.36	$0.52	$1.03	$0.83
Diluted net income per share	$0.36	$0.51	$1.02	$0.83

For the three months ended September 30, 2023 and 2022, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 127,000 and 186,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive. For the nine months ended September 30, 2023 and 2022, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 121,000 and 268,000, respectively, have been excluded from the calculation of diluted net income per share, as all such securities were anti-dilutive.

Note 3. Finance Receivables, Net

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative write offs charged against the allowance for credit losses, and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying values of finance receivables are as follows (in thousands):

	September 30, 2023	December 31, 2022
Term loans	$180,917	$188,836
Royalty purchases	54,014	59,565
Total before allowance for credit losses	234,931	248,401
Allowance for credit losses	(11,327)	(11,846)
Total finance receivables, net	$223,604	$236,555

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

Expected credit losses are estimated on a collective basis for groups of loans that share similar risk characteristics. For finance receivables that do not share similar risk characteristics with other finance receivables, expected credit losses are estimated on an individual basis. Expected credit losses are estimated over the contractual terms of the finance receivables, adjusted for expected prepayments and unfunded commitments, generally excluding extensions and modifications. The loan portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. As part of the Company’s quarterly assessment of the allowance, the finance receivables portfolio included two portfolio segments: Term Loans and Royalty Purchases.

The implementation of ASU 2016-13 also impacted the Company’s ACL on unfunded loan commitments, as the ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company. The reserve for unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $0.4 million for the adoption of ASU 2016-13. As of September 30, 2023, the $0.4 million liability for credit losses on off -balance-sheet credit exposures is included in other non-current liabilities. Please refer to Note 6 for further information on the Company’s unfunded commitments.

The following table details the changes in the allowance for credit losses by portfolio segment for the respective periods (in thousands):

	September 30, 2023			September 30, 2022
	Term Loans	Royalties	Total	Term Loans	Royalties	Total
Allowance at beginning of period, prior to adoption of ASU 2016-13	$—	$11,846	$11,846	$—	$8,388	$8,388
Write offs(1)	—	(11,846)	(11,846)	—	—	—
Recoveries	—	—	—	—	31	31
Effect of adoption of ASU 2016-13	8,900	2,886	11,786	—	—	—
Provision (benefit) from credit losses	(922)	463	(459)	—	—	—
Allowance at end of period	$7,978	$3,349	$11,327	$—	$8,357	$8,357

(1)	Reversal of finance receivable-specific ACL recognized in prior periods. No impact to consolidated statement of income for the nine months ended September 30, 2023. Please refer to Note 1 for further details.

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

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	September 30, 2023			December 31, 2022
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$9,128	$171,789	$180,917	$11,304	$177,532	$188,836
Royalty purchases	17,349	36,665	54,014	6,736	52,829	59,565
Total before allowance for credit losses	26,477	208,454	234,931	18,040	230,361	248,401
Allowance for credit losses	(7,978)	(3,349)	(11,327)	(10,091)	(1,755)	(11,846)
Total finance receivables, net	$18,499	$205,105	$223,604	$7,949	$228,606	$236,555

As of September 30, 2023, the Company had four finance receivables in nonaccrual status: (1) the term loan to Trio Healthcare Ltd. (“Trio”), with a carrying value of $9.1 million; (2) the Flowonix Medical, Inc. (“Flowonix”) royalty, with a carrying value of $10.4 million (see Loan Modifications Made to Borrowers Experiencing Financial Difficulty below for further details); (3) the Best ABT, Inc. (“Best”) royalty, with a carrying value of $2.7 million; and (4) the Ideal Implant, Inc. (“Ideal”) royalty, with a net carrying value of $4.2 million. Although in nonaccrual status, none of the finance receivables were considered impaired as of September 30, 2023. The Company collected $2.3 million on its nonaccrual finance receivables during the nine months ended September 30, 2023.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. The update specifically required additional disclosures on loan modifications to borrowers experiencing financial difficulties that involved an interest rate reduction, other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof.

During the nine months ended September 30, 2023, the Company made one significant modification to a borrower experiencing financial difficulty involving an other-than-insignificant payment delay and a term extension/modification. Flowonix’s assets were sold to Algorithm Sciences, Inc. (“Algorithm”) during the nine months ended September 30, 2023, and in exchange for releasing its lien, the Company received $1.5 million of cash at close, bringing the carrying value from $11.9 million as of June 30, 2023 to $10.4 million as of September 30, 2023. The Company expects to receive royalties on the net sales of two products beginning in late 2024.

Although in nonaccrual status, the Flowonix royalty was not considered impaired as of September 30, 2023 and is considered in the $3.3 million Royalty allowance for credit losses as of September 30, 2023. On an ongoing basis, the Company monitors the performance of modified loans to their restructured terms.

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

The following table summarizes the carrying value of Finance Receivables by origination year, grouped by risk rating as of September 30, 2023:

	September 30, 2023
	2023	2022	2021	2020	2019	Prior	Total
Term Loans
5	$—	$—	$13,682	$—	$6,047	$—	$19,729
4	9,957	32,104	—	—	—	—	42,061
3	—	31,276	10,183	—	31,597	24,517	97,573
2	—	—	21,554	—	—	—	21,554
Subtotal - Term Loans	$9,957	$63,380	$45,419	$—	$37,644	$24,517	$180,917

Royalties
Green	$—	$13,155	$—	$14,927	$—	$1,353	$29,435
Yellow	—	—	—	3,749	—	3,481	7,230
Red	—	—	4,239	10,433	—	2,677	17,349
Subtotal - Royalty Purchases	$—	$13,155	$4,239	$29,109	$—	$7,511	$54,014

Total Finance Receivables, gross	$9,957	$76,535	$49,658	$29,109	$37,644	$32,028	$234,931

Note 4. Intangible Assets

The following table summarizes the gross book value, accumulated amortization and net book value balances of intangible assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023			December 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value	Gross Book Value	Accumulated Amortization	Net Book Value
Licensing Agreement(1)	$29,400	$22,753	$6,647	$29,400	$21,509	$7,891
Trade names and trademarks	210	86	124	210	71	139
Customer relationships	240	98	142	240	80	160
Total intangible assets	$29,850	$22,937	$6,913	$29,850	$21,660	$8,190

(1)	Prior to the acquisition, Enteris entered into a non-exclusive commercial license agreement (the “License Agreement”) with Cara Therapeutics, Inc. (“Cara”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

Amortization expense related to intangible assets was $0.4 million for both the three months ended September 30, 2023 and 2022, respectively. Amortization expense related to intangible assets was $1.3 million for both the nine months ended September 30, 2023 and 2022, respectively.

The estimated future amortization expense related to intangible assets as of September 30, 2023 is as follows (in thousands):

Fiscal Year	Amount
Remainder of 2023	$426
2024	1,546
2025	1,076
2026	1,076
2027	1,076
Thereafter	1,713
Total	$6,913

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

The Credit Agreement contains customary affirmative and negative covenants, in addition to financial covenants specifying that, as of the end of each calendar month, (i) the consolidated leverage ratio of Borrower will not exceed 1.00 to 1.00, (ii) the consolidated interest coverage ratio of Borrower will not be less than 4.00 to 1.00, (iii) the cash collection rate in relation to Borrower’s portfolio of loan assets will not be less than 4.5 percent, for such calendar month, (iv) the net charge-off percentage in relation to Borrower’s portfolio of loan assets will not exceed 3 percent for such calendar month, and (v) the weighted average risk rating in relation to Borrower portfolio of loan assets will not be less than 3.00. In addition, the Credit Agreement provides that at no time shall the Company permit its consolidated tangible net worth to be less than $145.0 million, or its Liquidity (as defined in the Credit Agreement) to be less than $5.0 million. The Credit Agreement also contains events of default customary for such financings, the occurrence of which would permit the Agent and Lenders to accelerate the aggregate principal amount due thereunder.

The Credit Agreement refinances the Company’s Loan and Security Agreement dated as of June 29, 2018 (the “Prior Credit Agreement”), as amended, between the Company and Cadence Bank, N.A. (“Cadence Bank”), as the lender and administrative agent, which was due to expire on September 30, 2025. The Prior Credit Agreement was terminated by the Company, effective as of June 28, 2023.

On October 10, 2023, the Company entered into a First Amendment to Credit Agreement pursuant to which Woodforest National Bank was added as a lender under the Credit Agreement for an aggregate commitment of $15.0 million, thereby increasing the aggregate commitments under the Credit Agreement from $45.0 million to $60.0 million. Please see Note 10 for further information regarding the First Amendment to Credit Agreement.

As of September 30, 2023, $22.0 million was outstanding under the new Credit Agreement, and approximately $2.4 million was outstanding under the Prior Credit Agreement as of December 31, 2022. During the three months ended September 30, 2023 and 2022, the Company recognized $0.2 million and $0.1 million, respectively, of interest expense. During the nine months ended September 30, 2023 and 2022, the Company recognized $0.7 million and $0.2 million, respectively, of interest expense.

Note 6. Commitments and Contingencies

Contingent Consideration

The Company recorded contingent consideration related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. The estimated fair value of contingent consideration as of September 30, 2023 and December 31, 2022 was $11.2 million. The Company did not recognize a change in the estimated fair value of its contingent consideration during the nine months ended September 30, 2023 and 2022.

Unfunded Commitments

As of September 30, 2023, the Company’s unfunded commitments were as follows (in millions):

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

Litigation

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. As of September 30, 2023, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2023 and December 31, 2022.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the nine months ended September 30, 2023 and 2022.

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

The Company uses a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. The foreign currency forward contract is not designated as a hedging instrument, and changes in fair value are recognized in earnings. The foreign currency forward was recorded in other non-current assets and other non-current liabilities in the consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. The Company recognized $2.1 million of changes in fair value related to its foreign currency forward contract during the nine months ended September 30, 2023.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$1,297	$—	$—	$1,297
Marketable investments	50	—	—	50
Foreign currency forward contract	1,360	—	—	1,360

Financial Liabilities
Contingent consideration payable	$11,200	$—	$—	$11,200
17

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$1,220	$—	$—	$1,220
Marketable investments	76	—	—	76

Financial Liabilities
Contingent consideration payable	$11,200	$—	$—	$11,200
Foreign currency forward contract	754	—	—	754

The changes in fair value of the warrant assets during the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

September 30, 2023		September 30, 2022
Fair value - December 31, 2022	$1,220	Fair value - December 31, 2021	$3,419
Issued	822	Issued	1,098
Canceled	—	Canceled	—
Change in fair value	(745)	Change in fair value	623
Fair value - September 30, 2023	$1,297	Fair value - September 30, 2022	$5,140

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

	September 30, 2023	December 31, 2022
Dividend rate range	—	—
Risk-free rate range	4.6% to 5.5%	4.0% to 4.3%
Expected life (years) range	1.5 to 6.7	2.0 to 6.9
Expected volatility range	77.7% to 154.9%	54.8% to 139.4%

As of September 30, 2023, the Company had one royalty, Best, that was deemed to be impaired based on reductions in carrying value in prior periods. As of December 31, 2022, the Company had two royalties, Best and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023	$2,677	$—	$—	$2,677

December 31, 2022	$3,545	$—	$—	$3,545

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.

As of September 30, 2023 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$223,604	$223,604	$—	$—	$223,604
Marketable investments	50	50	—	—	50
Warrant assets	1,297	1,297	—	—	1,297
Foreign currency forward contract	1,360	1,360	—	—	1,360

Financial Liabilities
Contingent consideration payable	$11,200	$11,200	$—	$—	$11,200

As of December 31, 2022 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$236,555	$236,555	$—	$—	$236,555
Marketable investments	76	76	—	—	76
Warrant assets	1,220	1,220	—	—	1,220

Financial Liabilities
Contingent consideration payable	$11,200	$11,200	$—	$—	$11,200
Foreign currency forward contract	754	754	—	—	754

Note 8. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as the Company believes it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers.

The following table provides the contract revenue recognized by revenue source for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pharmaceutical Development Segment
License Agreement	$—	$5,103	$10	$5,235
Pharmaceutical Development and other	315	8	606	706
Total contract revenue	$315	$5,111	$616	$5,941

The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.

The Company’s contract liabilities are presented as deferred revenues and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	September 30, 2023	December 31, 2022
Pharmaceutical Development Segment
Deferred revenue	$30	$33
Total contract liabilities	$30	$33

During the nine months ended September 30, 2023, the Company recognized $3,000 of 2022 deferred revenue from the satisfaction of performance obligations. The Company did not have any contract assets nor did it have any contract liabilities related to the License Agreement as of September 30, 2023 or December 31, 2022.

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

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2023
	Finance Receivables	Pharmaceutical Development Services	Holding Company and Other	Consolidated
Revenue	$8,608	$315	$—	$8,923
Other revenue	39	—	—	39
Provision for credit losses	223	—	—	223
Interest expense	176	—	—	176
Pharmaceutical manufacturing, research and development	—	606	—	606
Depreciation and amortization expense	—	630	22	652
General and administrative	213	574	2,192	2,979
Other expense, net	(238)	—	—	(238)
Income tax benefit	—	—	(386)	(386)
Net income (loss)	7,797	(1,495)	(1,828)	4,474

	Three Months Ended September 30, 2022
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$8,502	$5,111	$—	$13,613
Other revenue	—	—	1	1
Interest expense	82	—	—	82
Pharmaceutical manufacturing, research and development	—	1,792	—	1,792
Depreciation and amortization expense	—	632	2	634
General and administrative	115	843	3,391	4,349
Other income, net	1,801	—	—	1,801
Income tax expense	—	—	1,942	1,942
Net income (loss)	10,106	1,844	(5,334)	6,616

	Nine Months Ended September 30, 2023
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$27,146	$616	$—	$27,762
Other revenue	106	—	2	108
Benefit from credit losses	(459)	—	—	(459)
Interest expense	721	—	—	721
Pharmaceutical manufacturing, research and development	—	2,834	—	2,834
Depreciation and amortization expense	—	1,907	30	1,937
General and administrative	380	2,282	5,854	8,516
Other expense, net	(319)	—	—	(319)
Income tax expense	—	—	959	959
Net income (loss)	26,291	(6,407)	(6,841)	13,043

	Nine Months Ended September 30, 2022
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$25,745	$5,461	$—	$31,206
Other revenue	—	480	1	481
Interest expense	242	—	—	242
Pharmaceutical manufacturing, research and development	—	5,173	—	5,173
Depreciation and amortization expense	—	1,961	3	1,964
General and administrative	219	2,783	7,525	10,527
Other income, net	89	—	—	89
Income tax expense	—	—	3,211	3,211
Net income (loss)	25,373	(3,976)	(10,738)	10,659

Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

Note 10. Subsequent Events

Subsequent events have been evaluated through November 8, 2023, the date at which the condensed consolidated financial statements were available to be issued, and the Company has concluded that no such events or transactions took place that would require disclosure herein, except as stated directly below.

Shield Therapeutics PLC

On October 2, 2023, SWK Funding, a subsidiary of the Company, entered into a credit agreement pursuant to which SWK Funding provided to Shield Therapeutics PLC (“Shield”) a term loan in the amount of $20.0 million. The loan matures on September 28, 2028. In connection with the loan, SWK Funding also received a warrant to purchase shares of Shield common stock.

Registered Notes Offering

On October 3, 2023, the Company completed a registered underwritten public offering of $30.0 million of the Company’s 9.00 percent Senior Notes due 2027 (the “Notes”). On October 27, 2023, the underwriters exercised their option to purchase an additional $2.9 million in aggregate principal amount of the Notes. The Notes will mature on January 31, 2027, unless earlier redeemed, and will bear interest at a rate of 9.00 percent per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year and at maturity, commencing on December 31, 2023. The Company received net proceeds after discounts and commissions, but before expenses and fees, of approximately $31.9 million.

Amendment to Credit Agreement

On October 10, 2023, the Company entered into a First Amendment to Credit Agreement pursuant to which Woodforest National Bank was added as a lender under the Credit Agreement for an aggregate commitment of $15.0 million, thereby increasing the aggregate commitments under the Credit Agreement from $45.0 million to $60.0 million.

Nicoya Lifesciences, Inc.

On October 13, 2023, SWK Funding entered into a credit agreement pursuant to which SWK Funding provided to Nicoya Lifesciences, Inc. (“Nicoya”) a term loan in the amount of $6.0 million. The loan matures on November 30, 2026. In connection with the loan, SWK Funding also received a warrant to purchase shares of Nicoya common stock.

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

Overview

We have organized our operations into two segments: Finance Receivables and Pharmaceutical Development. These segments reflect the way the Company evaluates its business performance and manages its operations. Please refer to Part I. Financial Information, Item 1. Financial Statements, Note 9 of the notes to the unaudited condensed consolidated financial statements for further information regarding segment information.

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the three and nine months ended September 30, 2023 (in thousands, except rate, share and per share data).

					Revenue (Loss) Recognized
Royalty Purchases	Licensed Technology	Footnote	Funded Amount	GAAP Balance	3Q 2023	Year-to- Date
Besivance®	Ophthalmic antibiotic	(1)	$6,000	$—	$—	$14
Best ABT, Inc.	Oncology diagnosis	(2), (3)	5,784	2,677	—	—
Coflex®/Kybella®	Spinal stenosis/submental fullness		4,350	3,749	37	193
Cambia®	NSAID migraine treatment	(4)	8,500	—	109	(10)
Duo Royalty	Japanese women’s health/cystic fibrosis		15,488	13,155	647	2,020
Flowonix Medical, Inc.	Drug delivery device	(3), (5)	10,433	10,433	—	—
Forfivo XL®	Depressive disorder treatment		6,000	1,353	408	898
Ideal Implant, Inc.	Aesthetics	(3), (6)	4,239	4,239	—	—
Iluvien®	Diabetic macular edema		16,501	14,927	519	1,570
Veru, Inc.	Women’s health		10,000	3,481	131	395

							Revenue Recognized
Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Rate	3Q 2023	Year-to- Date
4Web, Inc.	First lien		12/31/24	$29,411	$31,597	12.8%	$1,185	$3,437
AOTI, Inc.	First lien		03/21/27	12,000	12,067	11.0%	512	1,478
Acer Therapeutics, Inc.	First lien	(7)	03/04/24	—	—	12.0%	—	1,560
Elutia, Inc.	First lien		08/10/27	25,000	25,853	12.0%	1,035	2,968
BIOLASE, Inc.	First lien		05/31/25	13,300	14,085	10.3%	578	1,674
Biotricity, Inc.	First lien		12/21/26	12,364	12,426	14.5%	565	1,709
CDMO Manufacturer	First lien		09/13/27	5,000	4,963	13.3%	36	36
Epica International, Inc.	First lien		07/23/24	9,750	10,432	9.5%	428	1,490
eTon Pharmaceuticals, Inc.	First lien		11/13/24	5,845	6,047	10.0%	244	742
Exeevo, Inc.	First lien		07/01/27	5,452	5,423	15.0%	230	684
MedMinder Systems, Inc.	First lien		08/18/27	20,000	20,037	12.9%	725	2,122
MolecuLight, Inc.	First lien		12/29/26	10,000	10,183	12.8%	479	1,385
NeoLight, LLC	First lien		02/17/27	5,000	4,994	13.5%	213	506
SKNV	First lien		05/15/27	13,497	13,682	10.4%	527	1,526
Trio Healthcare Ltd.	First lien	(3)	07/01/26	9,152	9,128	12.5%	—	749

					Revenue Recognized
Marketable Investments	Number of Shares	Footnote	Funded Amount	GAAP Balance	3Q23	Year-to- Date
Secured Royalty Financing (Marketable Investment)	N/A	(2), (3)	$3,000	$50	$—	$—
Epica International, Inc.	25,000		N/A	—	—	—
SKNV	26,575		N/A	—	—	—

					Other Income (Loss) Recognized
Warrants to Purchase Stock	Number of Shares	Footnote	Exercise Price per Share ($)	GAAP Balance	3Q 2023	Year-to- Date
4Web, Inc.	TBD		$—	$—	$—	$—
AOTI, Inc.	92,490		—	—	—	—
Acer Therapeutics, Inc.	150,000		2.46	110	(3)	(187)
Acer Therapeutics, Inc.	100,000		1.51	76	(3)	(134)
Acer Therapeutics, Inc.	250,000		2.39	181	(6)	(263)
Acer Therapeutics, Inc.	500,000		1.00	392	(30)	15
Acerus Pharmaceuticals Corporation	—		—	—	—	(5)
Aziyo Biologics, Inc.	157,895		6.65	191	(134)	(324)
Aziyo Biologics, Inc.	30,075		6.65	36	1	(62)
BIOLASE, Inc.	22,039		9.80	1	—	(4)
Biotricity, Inc.	57,536		6.26	8	(10)	(3)
CDMO Manufacturer	211,442		1.42	—	—	—
CeloNova BioSciences, Inc.	TBD		—	—	—	—
DxTerity Diagnostics, Inc.	2,019,231		—	—	—	—
Epica International, Inc.	TBD		—	—	—	—
eTon Pharmaceuticals, Inc.	51,239		5.86	98	37	55
eTon Pharmaceuticals, Inc.	18,141		6.62	36	14	21
Exeevo, Inc.	930		—	—	—	—
EyePoint Pharmaceuticals, Inc.	40,910		11.00	146	(24)	126
EyePoint Pharmaceuticals, Inc.	7,773		19.30	22	(4)	20
MedMinder Systems, Inc.	72,324		—	—	—	—
MolecuLight, Inc.	TBD		—	—	—	—

		Revenue Recognized
	Assets	3Q 2023	Year-to-Date
Total finance receivables, gross	$234,931	$8,608	$27,146
Total marketable investments	50	N/A	N/A
Fair value of warrant assets	1,297	N/A	N/A
Total assets, gross/revenues	$236,278	$8,608	$27,146

(1)	US royalty was paid off during the year ended December 31, 2021. SWK continues to receive insignificant royalties on international sales.
(2)	Investment considered partially impaired.
(3)	Investment on nonaccrual.
(4)	Investment was paid off during the nine months ended September 30, 2023.
(5)	Flowonix Medical assets were sold to Algorithm Sciences, Inc. during the nine months ended September 30, 2023. In exchange for releasing its lien, SWK received cash at close and is expected to receive royalties on sales of two products. The finance receivable is now classified as a royalty.
(6)	In July 2023, Ideal Implant assets were sold to an aesthetics company, which is expected to pay SWK a mid-single digit, capped royalty on implant sales beginning in 2024.
(7)	Loan was sold to a third party during the nine months ended September 30, 2023.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2023, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the three months ended September 30, 2023 and 2022 (in millions)

	Three Months Ended September 30,
	2023	2022	Change $
Revenues	$9.0	$13.6	$(4.6)
Provision for credit losses	0.2	—	0.2
Interest expense	0.2	0.1	0.1
Pharmaceutical manufacturing, research and development expense	0.6	1.8	(1.2)
Depreciation and amortization expense	0.7	0.6	0.1
General and administrative	3.0	4.3	(1.3)
Other (expense) income, net	(0.2)	1.8	(2.0)
Income tax expense	(0.4)	1.9	(2.3)
Net income	4.5	6.6	(2.1)

Revenues

Revenues decreased to $9.0 million for the three months ended September 30, 2023 from $13.6 million for the three months ended September 30, 2022. The $4.6 million decrease in revenue for the three months ended September 30, 2023 consisted of a $4.7 million decrease in Pharmaceutical Development segment revenue and a $0.1 million increase in Finance Receivables segment revenue. The $4.7 million decrease in Pharmaceutical Development segment revenue was primarily due to $5.0 million of milestone revenue related to Enteris’ License Agreement with Cara received during the three months ended September 30, 2022, and no similar milestone revenue was recognized during the three months ended September 30, 2023. The $0.1 million increase in Finance Receivables segment revenue was primarily the result of an increase in reference rates.

Provision for Credit Losses

Our allowance for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. Our allowance for credit losses increased by $0.2 million during the three months ended September 30, 2023. The increase in the provision for credit losses resulted from the reclassification of a term loan to a royalty during the three months ended September 30, 2023, as our royalties have slightly higher historic loss rates than our term loans. Please refer to Part I. Financial Information, Item 1. Financial Statements, Note 3 of the notes to the unaudited condensed consolidated financial statements for further information regarding the provision for credit losses and the reclassification of the Flowonix term loan to a royalty.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense increased to $0.2 million for three months ended September 30, 2023 from $0.1 million for the three months ended September 30, 2022. The $0.1 million increase in interest expense was due to an increase in debt issuance costs and unused line fees related to the First Horizon Credit Agreement signed on June 28, 2023, which increased our line of credit from $30.0 million to $45.0 million. On June 28, 2023, we terminated the Prior Credit Agreement with Cadence Bank and entered into a new Credit Agreement with First Horizon Bank. Please refer to Part I. Financial Information, Item 1. Financial Statements, Note 5 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Credit Agreement with First Horizon.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense decreased from $1.8 million for the three months ended September 30, 2022 to $0.6 million for the three months ended September 30, 2023. The $1.2 million decrease was primarily due to a reduction in headcount, as well as a reduction in research and development and clinical trial expenditures.

Depreciation and Amortization

Depreciation and amortization expense increased from $0.6 million for the three months ended September 30, 2022 to $0.7 million for the three months ended September 30, 2023. Depreciation and amortization primarily consists of amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses decreased to $3.0 million for the three months ended September 30, 2023 from $4.3 million for the three months ended September 30, 2022. The $1.3 million decrease was primarily driven by a one-time severance payment of $1.1 million paid to the former CEO during the three months ended September 30, 2022, as well as a $0.4 million decrease in one-time professional fees expense related to corporate strategic planning. The decrease was partially offset by $0.2 million increase in Board fees and other related expense due to a revised Board compensation plan.

Other (Expense) Income, Net

Other expense, net for three months ended September 30, 2023 reflected a net aggregate fair market value loss of $0.2 million on our warrant derivatives and a $0.1 million net loss from the remeasurement of foreign currency transactions into our functional currency, net of changes in fair value of the foreign currency forward contract.

Other income, net for the three months ended September 30, 2022 reflected a net aggregate fair market value gain of $1.8 million on our warrant derivatives and Bioventus, Inc. (“Bioventus”) common stock. Our Bioventus common stock was sold during the year ended December 31, 2022.

Income Tax (Benefit) Expense

During the three months ended September 30, 2023 and 2022, we recognized income tax benefit of $0.4 million and $1.9 million of income tax expense, respectively. The decrease in income tax expense is primarily due to a decrease in taxable income for the three months ended September 30, 2023 when compared to the same period of the previous year, as well as the additional release of the valuation allowance on our deferred tax assets resulting from an increase in management's forecasted future taxable income in 2023 when compared to 2022.

Comparison of the nine months ended September 30, 2023 and 2022 (in millions)

	Nine Months Ended September 30,
	2023	2022	Change $
Revenues	$27.9	$31.7	$(3.8)
Benefit from credit losses	(0.5)	—	(0.5)
Interest expense	0.7	0.2	0.5
Pharmaceutical manufacturing, research and development expense	2.8	5.2	(2.4)
Depreciation and amortization expense	1.9	2.0	(0.1)
General and administrative	8.5	10.5	(2.0)
Other (expense) income, net	(0.3)	0.1	(0.4)
Income tax expense	1.0	3.2	(2.2)
Net income	13.0	10.7	2.3

Revenues

Revenues decreased to $27.9 million for the nine months ended September 30, 2023 from $31.7 million for the nine months ended September 30, 2022. The $3.8 million decrease in revenue for the nine months ended September 30, 2023 consisted of a $5.3 million decrease in Pharmaceutical Development segment revenue and a $1.5 million increase in Finance Receivables segment revenue. The $5.3 million decrease in Pharmaceutical Development segment revenue was primarily due to $5.0 million of milestone revenue related to Enteris’ License Agreement with Cara received during the nine months ended September 30, 2022, and no similar milestone revenue was recognized during the nine months ended September 30, 2023. The $1.5 million increase in Finance Receivables segment revenue was primarily due to $6.5 million increase in interest and fees earned due to funding new and existing loans and a $4.1 million increase in interest earned on our finance receivables due to an overall increase in reference rates. The increase was partially offset and a net $0.7 million decrease in royalty revenue when compared to the same period of the previous year and an $8.5 million decrease in interest, royalties and fees earned on finance receivables that were paid off in 2022 and 2023.

Benefit from Credit Losses

Our allowance for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. We recognized a $0.5 million benefit for credit losses during the nine months ended September 30, 2023. The decrease in the provision for credit losses resulted from an overall decrease in our finance receivables. The decrease was partially offset by the addition of a term loan, as well as the reclassification of a term loan to a royalty during the nine months ended September 30, 2023, as our royalties have slightly higher historic loss rates than our term loans. Please refer to Part I. Financial Information, Item 1. Financial Statements, Note 3 of the notes to the unaudited condensed consolidated financial statements for further information regarding the provision for credit losses and the reclassification of the Flowonix term loan to a royalty.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense increased to $0.7 million for the nine months ended September 30, 2023 from $0.2 million for the nine months ended September 30, 2022. This $0.5 million increase in interest expense was due to the acceleration of debt issuance costs related to the Prior Credit Agreement with Cadence Bank, as well as interest expense incurred on both the Prior Credit Agreement and the new Credit Agreement with First Horizon Bank. On June 28, 2023, we terminated the Prior Credit Agreement with Cadence Bank and entered into a new Credit Agreement with First Horizon Bank. Please refer to Part I. Financial Information, Item 1. Financial Statements, Note 5 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Credit Agreement with First Horizon.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense decreased from $5.2 million for the nine months ended September 30, 2022 to $2.8 million for the nine months ended September 30, 2023. The $2.4 million decrease was primarily due to a reduction in headcount, as well as a reduction in research and development and clinical trial expenditures.

Depreciation and Amortization

We recognized $1.9 million and $2.0 million of depreciation and amortization expense during both the nine months ended September 30, 2023 and 2022, respectively. Depreciation and amortization primarily consists of amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses decreased to $8.5 million for the nine months ended September 30, 2023 from $10.5 million for the nine months ended September 30, 2022. The $2.0 million decrease was primarily driven by a one-time severance payment of $1.1 million paid to the former CEO during the three months ended September 30, 2022; a $0.7 million decrease in one-time professional fees and other expense related to corporate strategic planning; and a net $0.4 million decrease in Enteris operational expenses due to a reduction in headcount and business development expense. The decrease was partially offset by $0.2 million increase in Board fees and other related expense due to a revised Board compensation plan.

Other (Expense) Income, Net

Other expense, net for the nine months ended September 30, 2023 reflected a net aggregate fair market value loss of $0.8 million on our warrant derivatives and a $0.4 million gain from the remeasurement of foreign currency transactions into our functional currency, net of changes in fair value of the foreign currency forward contract.

Other income, net for the nine months ended September 30, 2022 reflected a net aggregate fair market value gain of $0.1 million on our warrant derivatives and Bioventus, Inc. (“Bioventus”) common stock. Our Bioventus common stock was sold during the year ended December 31, 2022.

Income Tax Expense

During the nine months ended September 30, 2023 and 2022, we recognized income tax expense of $1.0 million and $3.2 million, respectively. The decrease in income tax expense is primarily due to the additional release of the valuation allowance on our deferred tax assets resulting from an increase in management's forecasted future taxable income in 2023 when compared to 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had $31.0 million in cash and cash equivalents, compared to $6.2 million in cash and cash equivalents as of December 31, 2022. The primary driver of the $24.9 million increase in our cash balance was $43.9 million of interest, fees, principal and royalty payments received on our finance receivables and a $19.6 million net increase on our credit facility. The increase in cash and cash equivalents was partially offset by $18.8 million of investment funding, net of deferred fees and origination expenses; payroll, accounts payable and credit facility closing costs of $14.1 million; and $6.1 million to repurchase shares of the Company’s common stock in the open market.

We entered into a new $45.0 million revolving credit facility in June 2023 with First Horizon Bank. The Credit Agreement provides for one or more incremental increases not to exceed $80.0 million, subject to the consent of the Agent and each Lender, at any time prior to the Commitment Termination Date. As of September 30, 2023, $22.0 million was outstanding under the new Credit Agreement, and $23.0 million was available for borrowing.

On October 10, 2023, the Company entered into a First Amendment to Credit Agreement pursuant to which Woodforest National Bank was added as a lender under the Credit Agreement for an aggregate commitment of $15.0 million, thereby increasing the aggregate commitments under the Credit Agreement from $45.0 million to $60.0 million. Our Prior Credit Agreement with Cadence Bank was terminated in connection with the establishment of the new Credit Agreement (please refer to Part I. Financial Information, Item 1. Financial Statements, Notes 5 and 10 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Credit Agreement with First Horizon Bank).

On October 3, 2023, the Company completed a registered underwritten public offering of $30.0 million of the Company’s 9.00 percent Senior Notes due 2027 (the “Notes”). On October 27, 2023, the underwriters exercised their option to purchase an additional $2,9 million in aggregate principal amount of the Notes. The Notes will mature on January 31, 2027, unless earlier redeemed, and will bear interest at a rate of 9.00 percent per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year and at maturity, commencing on December 31, 2023. The Company received net proceeds after discounts and commissions, but before expenses and fees, of approximately $31.9 million.

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

As of September 30, 2023, our finance receivables portfolio contains $223.6 million of net finance receivables and $0.1 million of marketable investments. We expect these assets to generate positive cash flows in 2023. However, we continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates with a SOFR, Prime, or LIBOR-based interest rate floor. Changes in interest rates may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

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

As of September 30, 2023, we had $7.4 million of unfunded commitments. Please refer to Part I. Financial Information, Item 1. Financial Statements, Note 6 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Company’s commitments and contingencies.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the nine months ended September 30, 2023, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at September 30, 2023 approximated its carrying value.

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

We maintain a revolving credit facility. As we borrow funds to make additional investments, our income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we are subject to risks relating to changes in market interest rates. In periods of rising interest rates when we have debt outstanding, our cost of funds would increase, which could reduce our income, especially to the extent we continue to hold fixed rate investments. We generally seek to mitigate this risk by pricing our debt investments with floating interest rates to maintain the spread of our portfolio over the cost of leverage. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations, which we have not done. Adverse developments resulting from changes in interest rates or hedging transactions could have a materially adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our investment income, net of borrowing expenses.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the three months ended September 30, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes information about our purchases of common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value That May Yet Be Repurchased Under the Plan
July 1, 2023 - July 31, 2023	18,858	$16.23	18,858	$5,463
August 1, 2023 - August 31, 2023	18,043	15.99	18,043	5,174
September 1, 2023 - September 30, 2023	23,434	15.73	23,434	4,805
	60,335	$15.96	60,335

As of September 30, 2023, the Company has repurchased an aggregate of 113,639 shares under the Prior Repurchase Program and an aggregate of 311,855 shares under the New Repurchase Program at a total cost of $7.2 million, or $16.99 per share. As of September 30, 2023, the maximum dollar value of shares that may yet be purchased under the New Repurchase Program was approximately $4.8 million of shares of common stock. No shares are available for repurchase under the Prior Repurchase Program, which expired on May 15, 2023.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS

				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith

4.1	Indenture dated as of October 3, 2023, between the Company and Wilmington Trust, National Association, as trustee.	8-K	4.1	October 3, 2023

4.4	First Supplemental Indenture dated as of October 3, 2023, between the Company and Wilmington Trust, National Association, as trustee.	8-K	4.2	October 3, 2023

4.2.1	Form of 9.00% Senior Notes due 2027 (included as Exhibit A to 4.2 above)	8-K	4.2.1	October 3, 2023

10.1	First Amendment to Credit Agreement dated October 10, 2023 by and among the Company, SWK Funding LLC, the financial institutions party thereto and First Horizon Bank as a Lender and Agent.	8-K	10.1	October 13, 2023

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS+	XBRL Instance				X

101.SCH+	XBRL Taxonomy Extension Schema				X

101.CAL+	XBRL Taxonomy Extension Calculation				X

101.DEF+	XBRL Taxonomy Extension Definition				X

101.LAB+	XBRL Taxonomy Extension Labels				X

101.PRE+	XBRL Taxonomy Extension Presentation				X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2023.

SWK Holdings Corporation

By:	/s/ Joe D. Staggs
Joe D. Staggs
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yvette M. Heinrichson
Yvette M. Heinrichson
Chief Financial Officer
(Principal Financial Officer)
34