Form 10-K
period 2023-12-31
SWK Holdings Corp
filed 2024-03-20
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common equity held by non-affiliates of the Registrant on June 30, 2023 was $58,133,885 based on the June 30, 2023 closing price of the Registrants Common Stock on such date as reported on The Nasdaq Stock Market of $16.74 per share.

On March 14, 2024, the Registrant had outstanding approximately 12,497,109 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2023	PART III

SWK Holdings Corporation

Form 10-K

For the Fiscal Year Ended December 31, 2023

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

Trademarks, Trade Names and Service Marks

This Annual Report contains certain trademarks, which are protected under applicable intellectual property laws and are the Company's property. Solely for convenience, the Company's trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own the Peptelligence and Ovarest trademarks. We also own trademarks in several foreign countries and may pursue registration of other trademarks.

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

Finance Receivables Segment

Our Finance Receivables segment strategy is to be a leading healthcare capital provider by offering customized financing solutions to a broad range of life science companies, institutions and inventors. This segment is primarily focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. Our business partners are primarily engaged in selling products that directly or indirectly treat diseases and/or improve the wellness of people or animals, or they receive royalties paid on the sales of such products. For example, our biotechnology and pharmaceutical business partners commercialize medicines that treat disease states, whereas our life science tools partners sell a wide variety of research instrumentation to help other companies conduct clinical research. We have deploy our assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis with financial solutions that are tailored to the individual needs of our business partners. In addition, through our wholly-owned subsidiary, SWK Advisors LLC, we are able to provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. We intend to fund transactions through our own working capital and our revolving credit facility, as well as by building our asset management business by raising additional third-party capital.

We fill an underserved niche in the sub-$50 million transaction size market. Since many of our competitors that provide non-traditional debt and/or royalty financings typically have greater financial resources than us, they prioritize transaction sizes above $50 million. As such, we believe we face less competition in transactions that are less than $50 million.

As of March 14, 2024, and since inception of the strategy, we and our partners have executed transactions with 55 different parties under our specialty finance strategy, funding an aggregate of approximately $779.4 million in various financial products across the life science sector. Our portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

In our portfolio we seek to achieve attractive risk-adjusted current yields and opportunities with the potential for equity-like returns with typical credit protections.

The majority of our finance receivables transactions are structured similarly to factoring transactions whereby we provide capital in exchange for an interest in an existing revenue stream. We primarily provide capital to companies following the commercialization of a product, although in certain situations we consider pre-approval financings as well. The existing revenue stream can take several forms, but is most commonly either a royalty derived from the sales of a life science product marketed by a third party, such as a royalty paid to an inventor on the sales of a medicine, or from the commercialization by partner company, such as a medical device company that directly sells its own products. Our structured debt investments may include warrants or other features, giving us the potential to realize enhanced returns. Capital that we provide directly to our partners is generally used for growth and general working capital purposes, as well as for acquisitions or recapitalizations in select cases. We generally fund the full amount of transactions up to $25 million through our working capital.

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

Pharmaceutical Development Segment

During 2019, we commenced our Pharmaceutical Development segment with the acquisition of Enteris BioPharma, Inc. (“Enteris”). Enteris is a clinical development and manufacturing organization providing development services to pharmaceutical partners as well as innovative formulation solutions built around its proprietary oral drug delivery technologies, the Peptelligence® platform. We seek to generate income by providing customers pharmaceutical development, formulation and manufacturing services as well as licensing its internally developed intellectual property. With an effective date of January 1, 2024, we entered into an Option and Asset Purchase Agreement with AptarGroup, Inc. (“Aptar”) on March 14, 2024 which granted Aptar an exclusive option to acquire certain of Enteris’ assets related to its business of providing good manufacturing practice (GMP) manufacturing and clinical supply services through Phase 1 and 2 to third parties, subject to certain exclusions. Aptar must exercise the option by or before January 1, 2026.

Competition

In our Finance Receivables segment, we face competition in the pursuit of outside investors, investment management clients and opportunities to deploy our capital in attractive healthcare related companies. Our primary competitors provide financing to prospective companies and include non-bank financial institutions, federal or state chartered banks, venture debt funds, venture capital funds, private equity funds, pharmaceutical royalty and other investment funds, business development companies and investment banks. Many of these entities have greater financial and managerial resources than we have. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create a competitive disadvantage for us. As a result, we tend not to compete on price, but instead focus on our industry experience, flexible financing options and speed to evaluate and complete a transaction. In addition, since many of our competitors that provide non-traditional debt and/or royalty financing have greater financial resources than us, they prioritize transaction sizes above $50 million. As such, we believe we face less competition in transactions that are less than $50 million.

In our Pharmaceutical Development segment, we face competition in providing clinical development and manufacturing services. We also face competition in introducing products that improve efficacy, safety, patients’ and clinicians’ ease of use and cost-effectiveness. The success of new product offerings will depend on many factors, including our ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economic and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from competitors.

For additional information concerning the competitive risks we face, see Item 1A., Risk Factors.

Governmental Regulation

For additional information concerning the effect of existing or probable government regulation on our business, see Item 1A., Risk Factors.

Human Capital Resources

As of December 31, 2023, we had 23 employees, all of whom are full-time. None of our employees are represented by a labor union, and we consider our employee relations to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. We regularly evaluate our compensation programs and utilize industry benchmarking in an effort to ensure competitiveness compared to similar companies with which we compete for talent, as well as fair and equitable treatment across our workforce with respect to gender, race, and other personal characteristics.

We are an equal opportunity employer and we maintain policies that prohibit unlawful discrimination based on race, color, religion, gender, sexual orientation, gender identity/expression, national origin/ancestry, age, disability, marital and veteran status.

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

In addition, the small and middle-market companies that we target to advance debt are subject to a number of other significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their financial instruments that we hold, which may be accompanied by a deterioration in the value of their assets or of any collateral with respect to any financial obligations and a reduction in the likelihood of our realization of any guarantees we may have obtained in connection with our investment;

•	they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our partner company, and in turn, on us;

•	they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	they operate in the life science industry, which is both highly competitive and subject to extensive regulatory oversight, and their products may be recalled or displaced by new products, or they may lose regulatory approval altogether;

•	changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and

•	they may have difficulty accessing capital markets to meet future capital needs.

Under circumstances where a partner company does not achieve commercial success or achieves lower sales than we anticipate, and the partner company requires additional capital that other stakeholders are not willing or are otherwise unable to provide, we may determine it is in our best interest to advance additional capital to such partner company in order to preserve the partner company’s collateral value and protect our investment. Any additional capital that we decide to advance would be subject to additional risk. We could lose all of any additional investment. The realization of any of these risks may materially impact our business, financial condition, results of operations, liquidity and cash flows.

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

We have invested and plan to continue investing in cash flow streams produced by life science products that are subject to extensive regulation by the Food and Drug Administration (“FDA”), similar foreign regulatory authorities, and to a lesser extent, other federal and state agencies. If any of these products and the companies which manage such products fails to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their sales levels and operations. Medical devices and drugs are subject to the expense, delay and uncertainty of the regulatory approval process in order to reach the market and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints affecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a partner company or product in this industry.

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

Our assets include royalties and royalty-linked debt that are paid on sales of pharmaceutical products, which are subject to numerous risks. The successful and timely implementation of the business model of our specialty pharmaceutical and drug discovery partner companies depends on their ability to adapt to changing technologies and introduce new products. As competitors continue to introduce competitive products, the ability of our partner companies to continue effectively marketing their existing product portfolio, and to develop and acquire innovative products and technologies that improve efficacy, safety, patients’ and clinicians’ ease of use and cost-effectiveness is important to the success of such partner companies. The success of new product offerings will depend on many factors, including the ability to properly anticipate and satisfy customer needs, obtain regulatory approvals on a timely basis, develop and manufacture products in an economical and timely manner, obtain or maintain advantageous positions with respect to intellectual property, and differentiate products from competitors. Failure by our partner companies to successfully commercialize existing or planned products, or acquire other new products, could have a material adverse effect on our business, financial condition and results of operations. In addition, the ability of generic manufactures to invalidate a partner company’s patents protecting its products or to invalidate the patents supporting products in which we receive royalty-related income could have a material adverse effect on our business.

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

Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For instance, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

Generally, royalties and the royalty-related income we expect to receive in the future will directly or indirectly depend upon the marketing efforts of third parties, particularly large pharmaceutical companies that license the right to manufacture and sell products from technology innovators in exchange for royalty payments from the licensees to the licensors, with whom we may transact. These licensees may be motivated to maximize income by allocating resources to other products, and in the future, may decide to focus less attention on the products that pay royalties in which we have an economic interest. In addition, there can be no assurance that any of the licensees have adequate resources and motivation to continue to produce, market and sell such products in which we have a royalty-related interest. Moreover, the license agreement creating the right to receive royalties may not have specific sales targets, and the licensee typically has exclusive or substantial discretion in determining its marketing plans and efforts. As a result, the licensee may not be restricted from abandoning a licensed product or from developing or selling a competitive product. In addition, in the event that a license expires or is terminated, we would be dependent upon the licensor of the license to find another marketing partner. There can be no assurance that another licensee could be found on favorable terms, or at all, or that the licensor will be able to assume marketing, sales and distribution responsibility for its own account. These factors may materially adversely affect any of our future royalty-related assets.

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

The interest rates of some of our term loans to partner companies are priced using a spread over LIBOR.

We have used U.S. dollar London Interbank Offered Rate (“LIBOR”) as a reference rate in term loans we extend to partner companies such that the interest due to us pursuant to a term loan extended to a partner company is calculated using LIBOR. Most of our term loan agreements with partner companies contain a stated minimum value for the reference rate. As of December 31, 2023, approximately 18% of term loans with our partner companies utilized LIBOR, including a stated minimum of LIBOR, as a reference rate.

On June 30, 2023, the United Kingdom’s Financial Conduct Authority and the administrator of LIBOR ceased the publication of the most commonly used LIBOR settings. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. The bank regulatory agencies indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they would examine bank practices accordingly. The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallback, and in December 2022, the Federal Reserve Board adopted related implementing rules.

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

A rise in the reference rates could have an adverse impact on the ability of our partner companies to service their debt obligations to us.

Many of our debt transactions contain reference rate-based floating interest rates with minimum reference rate floors. The minimum reference rate floor insulates partner companies from an increase in the reference rate until the reference rate reaches the minimum floor threshold. If the reference rate increases above the floor rate, the net effect will be an increase in the interest cost to the borrower. Most of our borrower partners do not hedge their reference rate exposure, and as a result of an increase of reference rate above the minimum floor threshold, they will experience an increase in the effective interest rate of their debt obligations to us. If the reference rate increases materially, the increased cost of debt service will similarly increase materially. If our partner companies are not adequately capitalized or are unable to generate sufficient income from operations, the increased debt burden caused by increased referenced rates could materially and adversely affect the operations of a partner company, which in turn, would impair our ability to timely collect principal and interest payments owed to us.

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

Enteris’ success depends on its licensees’ ability to commercialize their products that will generate revenues sufficient to sustain and grow Enteris’ operations. Enteris has determined that it will not pursue clinical development of our product candidates. Enteris’ potential licensee may never develop and commercialize any other peptide or small molecule product that helps us achieve profitability and growth. Even if Enteris’ licensee is successful in developing such a product, it is likely that development of any product will take several years. Enteris’ ability to achieve growth is dependent on a number of factors, including Enteris’ licensees’ ability to complete development efforts and obtain regulatory approval for additional product candidates.

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

Enteris has filed applications for U.S. patents relating to proprietary formulation and manufacturing technology that Enteris has invented in the course of its research. Enteris’ most important U.S. manufacturing and drug delivery patents are scheduled to expire from 2024 to 2036, although Enteris has applications pending that could extend that protection. As of December 31, 2023, multiple U.S. patents have been issued and other applications are pending. Enteris has also made patent application filings in selected foreign countries and multiple foreign patents have issued with other applications pending. Enteris faces the risk that any of its pending applications will not be issued as patents. In addition, Enteris’ patents may be found to be invalid or unenforceable. Enteris’ business also is subject to the risk that its issued patents will not provide Enteris with significant competitive advantages if, for example, a competitor were to independently develop or obtain similar or superior technologies. To the extent Enteris is unable to protect its patents and patent applications, or similar or superior technologies are developed, our investment in our technologies may not yield the benefits that we expect.

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

As of December 31, 2023, we had Net Operating Loss ("NOL") carryforwards for U.S. federal income tax purposes of $87.7 million. The U.S. federal NOL carryforwards, if not offset against future income, will expire by 2037. We may recognize additional NOLs in the future. In order to utilize the NOLs, we must generate taxable income that can offset such carryforwards.

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

If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation would be derived by multiplying the fair market value of our common stock as of the ownership change by the applicable federal long-term tax-exempt rate, which was 3.33 percent for March 2024. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.

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

From time to time, we engage in acquisitions, divestitures and joint ventures and may encounter difficulties in integrating and separating these businesses and therefore we may not realize the anticipated benefits.

We may seek growth opportunities through strategic acquisitions as well as evaluate our segments for potential divestitures to optimize our business footprint. The success of these transactions will depend on our ability to integrate or separate, as applicable, assets and personnel in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations as well as separating divested segments, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. For example, with and effective date of January 1, 2024, we entered into an exclusive option and asset purchase agreement (the “Option”) with Aptar which granted Aptar an exclusive option to acquire certain of Enteris’ assets related to its business of providing contract manufacturing, formulation and development services. Aptar must exercise its Option by or before January 1, 2026. There is a possibility that Aptar may not exercise its Option in the anticipated timeframe or at all. Additionally, the existence of the Option may deter future potential opportunities to monetize certain Enteris assets. Any of the foregoing could adversely affect our business and results of operations.

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

Our success depends upon the continued services of executive officers and other key personnel, as well as their ability to effectively transition to their successors. We have experienced significant changes in our senior leadership in 2023, including the appointment of a new Chief Executive Officer. In addition, following the resignation of our Chief Financial Officer in February 2024, our Chief Executive Officer has assumed the responsibilities of principal financial and accounting officer on an interim basis, our former Chief Financial Officer has been engaged as a part-time consultant through the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and we have commenced an executive search for a new Chief Financial Officer. Although we have endeavored to implement any management transition in a non-disruptive manner, such transitions might impact our business, and give rise to uncertainty among our customers, investors, vendors, employees and others concerning our future direction and performance, which may materially and adversely affect our business, financial condition, results of operations and cash flows, and our ability to execute our business model.

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

Because Carlson controls a majority of our common stock, we are a “controlled company” within the meaning of the Nasdaq Capital Market (“Nasdaq”) listing standards. Under these rules, a company of which more than 50 percent of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) the requirement that the board have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. However, our Board of Directors is currently comprised of a majority of independent directors and we currently have a Nominating and Corporate Governance Committee and the majority of the members of such committee are independent directors. If we were to fully avail ourselves of the controlled company rules, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

If we are unable to obtain additional debt or equity financing on commercially reasonable terms our business could be materially adversely affected.

As of December 31, 2023, we had $4.5 million of cash and cash equivalents plus $47.7 million available to be borrowed under our new credit facility with First Horizon Bank.

On June 28, 2023, we entered into a new Credit Agreement (the “Credit Agreement”) by and among SWK Funding LLC, our wholly-owned subsidiary (together with the Company, the “Borrower”), the lenders party thereto (“Lenders”), and First Horizon Bank as a Lender and Agent (the “Agent”). The Credit Agreement provides for a revolving credit facility with an initial maximum principal amount of $45.0 million. The Credit Agreement provides that we may request one or more incremental increases in an aggregate amount not to exceed $80.0 million, subject to the consent of the Agent and each Lender, at any time prior to the termination of the revolving credit period on June 28, 2026 (the “Commitment Termination Date”). The revolving credit period will be followed by a one-year amortization period, with the final maturity date of the Credit Agreement occurring on June 28, 2027.

On October 10, 2023, we entered into a First Amendment to Credit Agreement pursuant to which Woodforest National Bank was added as a lender under the Credit Agreement for an aggregate commitment of $15.0 million, thereby increasing the aggregate commitments under the Credit Agreement from $45.0 million to $60.0 million.

Our prior credit agreement with Cadence Bank was terminated in connection with the establishment of the new Credit Agreement.

On October 3, 2023, we completed a registered underwritten public offering of $30.0 million of our 9.00% Senior Notes due 2027 (the “Notes”). On October 27, 2023, the underwriters exercised their option to purchase an additional $2.9 million in aggregate principal amount of the Notes. The Notes will mature on January 31, 2027, unless earlier redeemed, and will bear interest at a rate of 9.00 percent per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year and at maturity, commencing on December 31, 2023. We received net proceeds after discounts and commissions, but before expenses and fees, of approximately $31.9 million from the offering of the Notes.

If we are unable to enter into new debt or equity financing arrangements on commercially reasonable terms, our liquidity may be reduced significantly, and as a result, our ability to implement and grow our business strategy could be materially impacted.

We may not be able to generate sufficient cash to service all of our debt, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on, or to refinance our obligations under, the Notes or future indebtedness, will depend on our financial and operating performance and that of our subsidiaries, which, in turn, will be subject to prevailing economic and competitive conditions and to financial and business factors, many of which may be beyond our control.

We may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on the Notes or future indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure the Notes or future indebtedness. In the future, our cash flow and capital resources may not be sufficient for payments of interest on, and principal of, our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We may not be able to refinance any of our indebtedness or obtain additional financing. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those sales, or if we do, at an opportune time, the proceeds that we realize may not be adequate to meet debt service obligations when due. Repayment of our indebtedness, to a certain degree, is also dependent on the generation of cash flows by our subsidiaries (none of which are currently guarantors) and their ability to make such cash available to us, by dividend, loan, debt repayment, or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions or other payments to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, applicable U.S. and foreign legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions or other payments from our subsidiaries, we may be unable to make required payments on our indebtedness.

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

Our common stock is listed on the Nasdaq. The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, if our common stock does not continue to trade on Nasdaq or another national securities exchange. Nasdaq maintains certain minimum continued listing standards. If we are not able to continue to satisfy the continued listing standards, or qualify for an exemption to such standards, then we could be subject non-compliance status or de-listing.

As previously announced, in 2022, we received a letter from Nasdaq indicating that, as a result of the resignations of four of our directors, we were no longer in compliance with Nasdaq Listing Rules 5605(b)(1), 5605(c)(2), 5605(d)(2) and 5605(e)(1), which require the Board to be comprised of a majority of independent directors, that the audit committee consist of at least three independent members and the compensation committee consist of at least two independent members, and that director nominees be selected, or be recommended for the Board’s selection, by a separate vote of a majority of independent directors or a committee comprised solely of independent directors. While we have successfully regained compliance, we can provide no assurance that we will continue to maintain compliance with such standards.

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

As of December 31, 2023, funds affiliated with Carlson owned in the aggregate 73.0 percent of our combined issued and outstanding common stock and unvested restricted stock. Due to the large percentage of ownership by funds affiliated with Carlson, they have the ability to control or exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or other significant transaction. The investment objectives of Carlson and its affiliates may from time to time be different than or conflict with those of our other stockholders.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant stockholders including funds associated with Carlson. Funds associated with Carlson own an aggregate of 73.0 percent (9,093,766 common shares). Pursuant to the Stockholders’ Agreement entered into on February 27, 2023, as amended, and a Registration Rights Agreement entered into on September 6, 2013, we filed a Registration Statement on Form S-3 with the SEC on February 3, 2020, which became effective on February 19, 2020, to register all of the common stock owned by funds associated with Carlson for sale freely in the public market from time to time.

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

Cybersecurity incidents and other disruptions to our information technology systems, or the information systems of third parties whom we do business with, may compromise our information and expose us to liability that could adversely impact our financial condition, business operations, and reputation.

Our business operations rely upon information technology systems for data processing, storage, and reporting. Our information technology systems, along with those of the third parties whom we rely on, are potentially vulnerable to a variety of evolving cybersecurity threats that may expose our data to unauthorized persons or otherwise compromise its integrity. These threats may include, but are not limited to, social-engineering attacks (including phishing attacks), business email compromise, online and offline fraud, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), employee misconduct, denial-of-service attacks, access attacks (such as credential stuffing), ransomware attacks, supply-chain attacks, and software bugs as well as cybersecurity failures resulting from human error, catastrophic events (such as fires, floods, hurricanes and tornadoes), loss of data or other information technology assets, and technological errors. We expend resources trying to protect against cybersecurity threats to our information technology systems. Additionally, certain data privacy and security laws, as well as industry best practice standards, may require us to implement and maintain additional cybersecurity measures.

Cybersecurity threat actors and their techniques change frequently, are often sophisticated in nature, and may not be detected until after a cybersecurity incident has occurred. While we have implemented cybersecurity measures designed to protect our information technology systems as well as the confidential and sensitive data in our possession, there can be no assurance that these measures will be adequate to detect, prevent, or adequately address any cybersecurity incident or data breach that we may face. Additionally, the third-parties with whom we do business may be sources or targets of cybersecurity attacks or other technological risks. While we engage in actions to reduce our exposure to third-party risks, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction or misuse of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above.

If we, or a third party upon whom we rely, experience a cybersecurity incident or are perceived to have experienced a cybersecurity incident, we may experience adverse consequences. These consequences may affect our business strategy, results of operations, or financial condition and can include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. To the extent that any disruption or cybersecurity incident were to result in a loss of, or damage to, a counterparties’ data or applications, or inappropriate disclosure or misuse of confidential or proprietary information, our partners’ operations may be harmed, and the development and commercialization of their products, development-stage product candidates, and technologies could be delayed. Further, our insurance coverage may not be adequate or sufficient in type or amount to protect us from or to mitigate liabilities arising out of our privacy and security practices.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber Risk Management and Strategy

We rely on information technology in our operations, and any material failures, inadequacies, interruptions, security failures, social engineering attacks or cyber-attacks could harm our business. To help manage these risks, we engage and rely on external experts and an information technology managed services provider. Our managed services provider’s information security analysts and IT security specialists offer us advice on technology, infrastructure, management, and productivity in relation to our information technology capabilities.

To address risks from cybersecurity threats, we have implemented and maintain cybersecurity policies and procedures, including an incident response plan, and our managed services provider implements a number of cybersecurity technologies and controls, including but not limited to, vulnerability scans and patch management tools. Our current approach to managing cybersecurity risks is informed by periodic risk assessments conducted by our managed services provider that incorporates elements of a recognized industry framework and evaluates our cyber risk management controls. We have implemented a process for senior management to review assessments performed and determine the appropriate treatment of identified risks.

We have also developed a cybersecurity risk management process for our third-party vendors. This process aims to assess the cybersecurity maturity of vendors who have access to our data or systems through an evaluation of the vendor’s cybersecurity risk profile. We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition; however, like other companies in our industry, we and our third-party vendors have from time to time experienced threats that could affect our information or systems. For more information about the cybersecurity risks we face, see Item 1A “Risk Factors.”

Governance Related to Cybersecurity Risks

We engage a managed services provider as discussed above, which includes services to assist us with the identification, monitoring, and management of cybersecurity risks. Our managed services provider reports periodically to our management team, including our Chief Executive Officer (“CEO”). The CEO briefs the Board on information regarding cybersecurity matters at least quarterly.

Our risk manager, along with the CEO, oversee our policies with respect to risk assessment and risk management, including with respect to cybersecurity risks. The Audit Committee of our Board was recently tasked with oversight of the management of risks related to cybersecurity. The Audit Committee administers its risk oversight function by receiving reports from members of senior management, including the risk manager and CEO, on areas of identified material risk to the Company.

ITEM 2. PROPERTIES

Our corporate headquarters and the location of our Finance Receivables segment are in Dallas, Texas, where we lease two office spaces totaling approximately 6,850 square feet of space. The Pharmaceutical Development segment’s headquarters is located in Boonton, New Jersey, where Enteris leases approximately 32,000 square feet of space. We believe these facilities are adequate for our business requirements.

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

Holders of Record

There were approximately 88 stockholders of record of our common stock as of February 27, 2024. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The table below summarizes information about our purchases of common stock during the three months ending December 31, 2023 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
October 1, 2023 - October 31, 2023	7,104	$15.75	7,104	$4,694
November 1, 2023 - November 30, 2023	1,283	16.10	1,283	4,673
December 1, 2023 - December 31, 2023	5,846	17.37	5,846	4,571
	14,233	$16.45	14,233

As of December 31, 2023, the Company has repurchased an aggregate of 113,639 shares under the Prior Repurchase Program and an aggregate of 326,088 shares under the New Repurchase Program at a total cost of $7.5 million, or $16.97 per share. As of December 31, 2023, the maximum dollar value of shares that may yet be purchased under the New Repurchase Program was approximately $4.6 million shares of common stock. No shares are available for repurchase under the Prior Repurchase Program, which expired on May 15, 2023.

ITEM 6. RESERVED

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report. Statements below regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could be quite different from those expressed or implied by the forward-looking statements. Factors that could affect results are discussed more fully under the sections entitled “Risk Factors, ” and ”Special Note Regarding Forward-Looking Statements” as revised and supplemented by those risks described from time to time in other reports which we file with the SEC. Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. We undertake no duty to update any forward-looking statements made herein after the date of this Annual Report.

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

With an effective date of January 1, 2024, we entered into an exclusive option and asset purchase agreement with Aptar on March 14, 2024 which granted Aptar an exclusive option to acquire certain of Enteris’ assets related to its business of providing good manufacturing practice (GMP) manufacturing and clinical supply services through Phase 1 and 2 to third parties, subject to certain exclusions. Aptar must exercise the option by or before January 1, 2026. Please refer to Part II, Item 8, Financial Statements, Note 13 of the notes to the consolidated financial statements for further information regarding the Option and Asset Purchase Agreement with Aptar.

Finance Receivables Portfolio Overview

The tables below provide an overview of our outstanding transactions as of, and for the year ended, December 31, 2023 (in thousands, except rate, share and per share data):

Royalty Purchases	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Revenue (Loss) Recognized
Besivance®	Ophthalmic antibiotic	(1)	$6,000	$—	$23
Best ABT, Inc.	Oncology diagnosis	(2), (3)	5,784	2,587	—
Coflex®/Kybella®	Spinal stenosis/submental fullness		4,350	3,212	(270)
Cambia®	NSAID migraine treatment	(4)	8,500	—	100
Duo Royalty	Japanese Women’s health/cystic fibrosis		15,488	13,588	2,701
Flowonix Medical, Inc.	Drug delivery device	(3), (5)	10,433	10,433	—
Forfivo XL®	Depressive disorder treatment		6,000	1,340	1,053
Ideal Implant, Inc.	Aesthetics	(3), (6)	3,834	3,834	—
Iluvien®	Diabetic macular edema		16,501	14,650	2,041
Immune Globulin Portfolio	Immune Globulin Therapeutics		14,100	14,197	—
Veru, Inc.	Women’s health		10,000	3,419	526

Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Rate	Revenue (Loss) Recognized
4Web, Inc.	First lien		12/31/24	$29,411	$31,807	12.8%	$4,769
AOTI, Inc.	First lien		03/21/27	12,000	12,104	11.0%	1,989
Acer Therapeutics, Inc.	First lien	(7)	03/04/24	—	—	12.0%	1,560
Elutia, Inc.	First lien		08/10/27	23,045	24,285	12.0%	3,992
BIOLASE, Inc.	First lien		05/31/25	13,135	14,015	11.3%	2,263
Biotricity, Inc.	First lien		12/21/26	12,364	12,493	14.5%	2,286
CDMO Manufacturer	First lien		09/13/27	5,000	5,026	13.3%	234
Epica International, Inc.	First lien		07/23/24	9,750	10,485	9.5%	1,863
eTon Pharmaceuticals, Inc.	First lien		11/13/24	5,460	5,696	10.0%	972
Exeevo, Inc.	First lien		07/01/27	6,952	6,924	15.0%	960
Journey Medical Corporation	First lien		12/27/27	15,000	14,802	12.8%	24
MedMinder Systems, Inc.	First lien		08/18/27	20,000	20,107	12.9%	2,849
MolecuLight, Inc.	First lien		12/29/26	10,000	10,227	12.8%	1,867
Nicoya Lifesciences, Inc.	First lien		11/30/26	6,000	5,971	12.8%	221
NeoLight, LLC	First lien		02/17/27	5,000	5,016	13.5%	720
Shield Therapeutics, Plc	First lien		09/28/28	20,000	19,325	14.3%	799
SKNV	First lien		05/15/27	13,497	13,734	10.4%	2,055
Trio Healthcare Ltd.	First lien	(3)	07/01/26	9,152	9,128	12.5%	749

Marketable Investments	Number of Shares	Footnote	Funded Amount	GAAP Balance	Change in Fair Value	Active Investment as of 12/31/23
Secured Royalty Financing (Marketable Investment)	N/A	(2), (3)	$3,000	$48	$—	Yes
Epica International, Inc.	25,000		N/A	—	—	Yes
Sincerus Pharmaceuticals, Inc.	26,575		N/A	—	—	Yes

Warrants to Purchase Stock	Number of Shares	Footnote	Exercise Price per Share	GAAP Balance	Change in Fair Value
4Web, Inc.	TBD		$—	$—	$—
AOTI, Inc.	92,490		—	—	—
Acer Therapeutics, Inc.	150,000		2.46	—	(185)
Acer Therapeutics, Inc.	100,000		1.51	—	(132)
Acer Therapeutics, Inc.	250,000		2.39	—	(259)
Acer Therapeutics, Inc.	500,000		1.00	—	24
Acerus Pharmaceuticals Corporation	—		—	—	(5)
Aziyo Biologics, Inc.	157,895		6.65	283	(232)
Aziyo Biologics, Inc.	30,075		6.65	54	(45)
BIOLASE, Inc.	22,039		9.80	—	(4)
Biotricity, Inc.	57,536		6.26	3	(7)
CDMO Manufacturer	211,442		1.42	—	—
CeloNova BioSciences, Inc.	TBD		—	—	—
DxTerity Diagnostics, Inc.	2,019,231		—	—	—
Epica International, Inc.	TBD		—	—	—
eTon Pharmaceuticals, Inc.	51,239		5.86	97	53
eTon Pharmaceuticals, Inc.	18,141		6.62	37	20
Exeevo, Inc.	930		—	—	—
EyePoint Pharmaceuticals, Inc.	40,910		11.00	711	690
EyePoint Pharmaceuticals, Inc.	7,773		19.30	125	123
Shield Warrant	8,910,540		—	449	(96)
MedMinder Systems, Inc.	57,859		—	—	—
MolecuLight, Inc.	TBD		—	—	—

	Assets	Revenue Recognized
Total gross finance receivables	$288,405	$36,346
Total marketable investments	48	—
Fair value of warrant assets	1,759	—
Total gross assets/revenues	$290,212	$36,346

(1)	US royalty was paid off during the year ended December 31, 2021. SWK continues to receive insignificant royalties on international sales.
(2)	Investment considered partially impaired.
(3)	Investment on non-accrual.
(4)	Investment was paid off during the year ended December 31, 2023.
(5)	Flowonix Medical assets were sold to Algorithm Sciences, Inc. during the year ended December 31, 2023. In exchange for releasing its lien, the Flowonix estate received $2.5M cash and is expected to receive royalties on sales of two products. The finance receivable is now classified as a royalty.
(6)	In July 2023, Ideal Implant assets were sold to an aesthetics company, which is expected to pay SWK a mid-single digit, capped royalty on implant sales beginning in 2024.
(7)	Loan was sold to a third party during the year ended December 31, 2023.

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

Allowance for Credit Losses

The allowance for credit losses is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including non-performing assets, evaluation of portfolio diversification and concentration as well as economic conditions to determine the need for a qualitative adjustment. We review our finance receivables periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third-party credit enhancements such as guarantees.

The process of determining the level of the allowance for credit losses requires a high degree of judgment. Others given the same information could reach different reasonable conclusions.

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

Our financial instruments not required to be adjusted to fair value on a recurring basis consist principally of cash, cash equivalents, and accounts and finance receivables, accounts payable, and accrued expenses. We believe the carrying amount of cash and accounts and finance receivable, accounts payable and accrued expenses approximate fair value due to their relatively short maturities.

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

Results of Operations

This section of this Annual Report generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussion of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes the results of our operations for the years ended December 31, 2023 and 2022:

(in millions)	For the Year Ended December 31,
	2023	2022	Change
Revenues	$37.8	$41.5	$(3.7)
Allowance for credit losses	1.9	3.5	(1.6)
Interest expense	1.8	0.3	1.5
Impairment of goodwill	8.4	—	8.4
Pharmaceutical manufacturing, research and development expense	3.4	7.0	(3.6)
Increase (decrease) in fair value of acquisition-related contingent consideration	(6.3)	5.2	(11.5)
Depreciation and amortization expense	2.6	2.6	—
General and administrative expense	11.2	13.0	(1.8)
Other (expense) income, net	—	(0.5)	0.5
Income tax expense	(1.3)	(4.0)	2.7
Net income	15.9	13.5	2.4

Revenues

We generated revenues of $37.8 million and $41.5 million for the years ended December 31, 2023 and 2022, respectively. The $3.7 million decrease in revenue for the year ended December 31, 2023, consisted mainly of a $4.3 million decrease in Pharmaceutical Development segment revenue and a $0.9 million increase in Finance Receivables segment revenue. The decrease in Pharmaceutical Development segment revenue was primarily due to $5.0 million of milestone revenue related to Enteris’ license agreement ("License Agreement") with Cara Therapeutics, Inc. ("Cara") received during the year ended December 31, 2022, and no similar milestone revenue was recognized during year end December 31, 2023. The $0.9 million increase in Finance Receivables segment revenue was primarily due to $9.0 million increase in interest and fees earned due to funding new and existing loans and a $3.8 million increase in interest earned on our finance receivables due to an overall increase in reference rates. The increase was partially offset by a net $1.2 million decrease in royalty revenue when compared to the same period of the previous year and an $10.5 million decrease in interest, royalties and fees earned on finance receivables that were paid off in 2022.

Allowance for Credit Losses

Our allowance for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. We recognized Allowance for credit loss expense of $1.9 million and $3.5 million during the years ended December 31, 2023 and 2022, respectively (please refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 3 of the notes to the consolidated financial statements for further information on the allowance for credit losses).

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, 9.00% Senior Notes due 2027 (“Notes”), unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense increased to $1.8 million for the year ended December 31, 2023 from $0.3 million for the year ended December 31, 2022. This increase in interest expense was mainly due to issuing approximately $32.9 million of Notes in an underwritten public offering in October of 2023. Additionally, during the year ended December 31, 2023 there was acceleration of debt issuance costs related to the Prior Credit Agreement with Cadence Bank, as well as interest expense incurred on both the Prior Credit Agreement and the new Credit Agreement with First Horizon Bank. See Note 6 for further information on the Notes, new Credit Agreement, and Prior Credit Agreement.

Impairment of Goodwill

We recognized a $8.4 million impairment charge during the year ended December 31, 2023. As part of the Company’s annual goodwill impairment analysis, the Company elected to bypass the qualitative goodwill impairment assessment and proceed directly with a quantitative assessment. The goodwill impairment test concluded that the fair value of the Company’s Pharmaceutical Development reporting unit did not exceed the carrying amount and the Company recognized an impairment charge of $8.4 million and reduced the goodwill balance to $0. Refer to Note 2 for further information.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense decreased from $7.0 million for the year ended December 31, 2022 to $3.4 million for the year ended December 31, 2023. The $3.6 million decrease was primarily due to a reduction in headcount, as well as a reduction in research and development and clinical trial expenditures.

Change in Fair Value of Contingent Consideration

We recognized a $6.3 million gain from the change in fair value of acquisition-related contingent consideration during the year ended December 31, 2023 and recognized a $5.2 million loss in 2022. The contingent consideration is the earnout related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement with Cara for oral formulation rights to Enteris' Peptelligence® technology to develop and commercialize Oral KORSUVA™ in any indication worldwide, excluding South Korea and Japan (please refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 7 of the notes to the consolidated financial statements for further information on contingent consideration). The carrying amount of the liability may fluctuate significantly, and actual amounts paid may be materially different from the estimated value of the liability.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2023 and 2022 was $2.6 million. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation, including stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses decreased to $11.2 million for the year ended December 31, 2023 from $13.0 million for the year ended December 31, 2022. The $1.8 million decrease was primarily driven by a one-time severance payment of $1.1 million paid to the former CEO during the three months ended September 30, 2022; a $0.8 million decrease in one-time professional fees and other expense related to corporate strategic planning; and a net $0.5 million decrease in Pharmaceutical Development segment operational expenses due to a reduction in headcount and business development expense. The decrease was partially offset by a $0.6 million increase in salaries and wages for the Finance Receivables segment due to additional headcount and annual pay increases.

Other (Expense) Income, Net

Other expense, net for the year ended December 31, 2023 was approximately $36.9 thousand which consisted of a realized loss of $0.8 million from the write off of warrants and a net aggregate fair market value loss of approximately $54.4 thousand on our warrant derivatives. This was offset by a $0.8 million gain from the remeasurement of foreign currency transactions into our functional currency.

Other income, net for the year ended December 31, 2022 reflected a net aggregate fair market value gain of $0.4 million on our warrant derivatives and a net fair value loss $0.5 million on the change in fair value of our Bioventus and Harrow common stock. Additionally, a realized loss $0.2 million was reflected on the sale of our Bioventus and Harrow common stock, in addition to a $0.2 million loss from the remeasurement of foreign currency transactions into our functional currency, net of changes in fair value of the foreign currency forward contract.

Income Tax (Benefit) Expense

During the years ended December 31, 2023 and 2022, we recognized income tax benefit of $1.3 million and $4.0 million, respectively. The $2.7 million decrease in income tax benefit is mainly the result of releasing the valuation allowance against deferred tax assets.

As of December 31, 2023 and 2022, our cumulative gross deferred tax assets were $28.4 million and $33.1 million, respectively. Based on historical and expected future operating performance, we concluded that it was more likely than not that we will not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. The valuation allowance against deferred tax assets was $0 and $6.7 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, we believe it is more likely than not that we will realize approximately $28.3 million of benefit from the U.S. federal and state deferred tax assets in the future.

As of December 31, 2023, we had NOLs for federal income tax purposes of $87.7 million. The federal NOL carryforwards, if not offset against future income, will expire by 2037. Approximately $6.9 million of the $87.7 million can be carried forward indefinitely. We also had federal research credit carryforwards of $3.0 million. The federal federal research credits begin to expire in 2023 and will fully expire by 2042.

Liquidity and Capital Resources

As of December 31, 2023, we had $5.2 million in cash, cash equivalents and restricted cash, compared to $6.2 million as of December 31, 2022. The primary driver of the $0.9 million decrease in our cash balance was $55.8 million of interest, fees, principal and royalty payments received on our finance receivables, a $9.9 million net increase on our credit facility, a $0.9 million increase in Enteris revenue receipts, and $33.0 million cash received from the issuance of Senior Notes. The increase in cash and cash equivalents was offset by $74.1 million of investment funding, net of deferred fees and origination expenses; payroll, accounts payable and credit facility closing costs of $18.4 million; and $6.3 million to repurchase shares of the Company’s common stock in the open market.

We entered into a new $45.0 million revolving credit facility in June 2023 with First Horizon Bank. The Credit Agreement provides for one or more incremental increases not to exceed $80.0 million, subject to the consent of the Agent and each Lender, at any time prior to the Commitment Termination Date. On October 10, 2023, the Company entered into a First Amendment to Credit Agreement pursuant to which Woodforest National Bank was added as a lender under the Credit Agreement for an aggregate commitment of $15.0 million, thereby increasing the aggregate commitments under the Credit Agreement from $45.0 million to $60.0 million. As of December 31, 2023, $12.4 million was outstanding under the new Credit Agreement, and $47.7 million was available for borrowing.

Our Prior Credit Agreement with Cadence Bank was terminated in connection with the establishment of the new Credit Agreement (please refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 6 of the notes to the consolidated financial statements for further information regarding the Credit Agreement with First Horizon Bank).

On October 3, 2023, the Company completed a registered underwritten public offering of $30.0 million of the Notes. On October 27, 2023, the underwriters exercised their option to purchase an additional approximately $3.0 million in aggregate principal amount of the Notes. The Notes will mature on January 31, 2027, unless earlier redeemed, and will bear interest at a rate of 9.00 percent per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year and at maturity, commencing on December 31, 2023. The Company received net proceeds after discounts, commissions, expenses and fees, of approximately $30.6 million.

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

3.	Pharmaceutical development, manufacturing, and licensing activities; and

4.	To a lesser extent, realizing capital appreciation from equity-related investments in the life science sector.

As of December 31, 2023, our finance receivables portfolio contains $274.5 million of net finance receivables and $48,000 of marketable investments. We expect these assets to generate positive cash flows in 2024. We continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates. Changes in interest rates, including the levels of the underlying reference rates may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

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

As of December 31, 2023, we had $5.0 million of unfunded commitments. Please refer to Part II, Item 8, Financial Statements, Note 7 of the notes to the consolidated financial statements for further information regarding the Company’s commitments and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the year ended December 31, 2023, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at December 31, 2023, approximated its carrying value.

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

As we seek to provide capital to a broad range of life science companies, institutions and investors with the majority of our finance receivables portfolio paying interest based on floating interest rates, our net investment income is dependent, in part, upon the difference between the rate at which we earn on our cash and cash equivalents and the rate at which we lend those funds to third parties. As a result, we are subject to risks relating to changes in market interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations by providing capital at variable interest rates. We do not currently engage in any interest rate hedging activities. We constantly monitor our portfolio and position our portfolio to respond appropriately to a reduction in credit rating of any of our investments.

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

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

SWK Holdings Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Finance Receivables

As described in Note 3 to the consolidated financial statements, the Company’s consolidated finance receivables balance was $274.5 million as of December 31, 2023, which is net of the allowance for credit losses of $13.9 million. The Company generated $36.3 million of finance receivable interest income, including fees during the year ended December 31, 2023. The Company’s finance receivables are stated at amortized cost, net of unamortized origination fees, if any. Interest income on the finance receivables is recorded on an accrual basis based on the effective interest rate method to the extent that the Company expects to collect such amounts. The Company evaluates the collectibility of both interest and principal for each finance receivable to determine whether it is impaired. A finance receivable is considered to be impaired when, based on current information and events, the Company determines it is probable that it will be unable to collect amounts due according to existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the finance receivable to the value determined by discounting the expected future cash flows. If actual cash flows were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of the finance receivables and results of operations.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s process and valuation method for developing the estimate of expected cash flows of its finance receivables and potential credit losses; (ii) testing the completeness and accuracy of the underlying data used in the estimate; and (iii) evaluating management’s assumptions used to estimate future cash flows. Evaluating management’s assumptions used to estimate future cash flows for reasonableness involved (i) considering historical cash flows from the Company’s finance receivable portfolio; (ii) comparing prior period estimates to actual results of the same period; (iii) publicly available information which supports or is to the contrary of the estimated future cash flows and; (iv) determining whether the estimated cash flows used were consistent with evidence obtained in other areas of the audit.

Quantitative Goodwill Impairment Assessment - Enteris Reporting Unit

As described in Note 2 to the consolidated financial statements, the net book value of the Company’s goodwill asset is solely related to the Company’s acquisition of Enteris BioPharma, Inc. (Enteris) in 2019. During the year ended December 31, 2023, the Company recognized goodwill impairment expense of $8.4 million.

Management tests goodwill for impairment annually during the fourth fiscal quarter as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. To determine the fair value of the reporting unit, management utilized the results derived from an income valuation approach. The income approach is estimated through a probability-adjusted discounted cash flow analysis. This valuation technique requires management to make significant estimates and assumptions related to discount rates and forecasts of revenues and earnings.

The principal consideration for our determination that performing procedures relating to the quantitative goodwill impairment assessment for the Enteris reporting unit is a critical audit matter is the significant judgment by management when determining the fair value of the reporting unit, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to forecasts of revenues, earnings and discount rates, as these assumptions may have a significant effect on the Company’s assessment of the carrying value of the goodwill of the reporting unit.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of management’s valuation model; (iii) testing the completeness and accuracy of underlying data used in the valuation model; (iv) evaluating the significant assumptions used by management related to the projected revenues, earnings, and margins, and the discount rate, and (v) underlying analysis detailing business strategies and plans, including internal communications to management and the Board of Directors. Evaluating management’s assumptions related to projected revenues, earnings and margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) evaluating management’s process and valuation method for developing the estimate of expected cash flows; (iii) the consistency with external market data, and (iv) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation approach and the discount rate.

Valuation of Contingent Consideration Payable

As described in Note 7 and Note 9 to the consolidated financial statements, the Company recorded contingent consideration related to the August 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris under a license agreement. The Company evaluates the fair value of contingent consideration payable at each reporting date. During the year ended December 31, 2023, the Company recognized a remeasurement gain of $6.3 million for contingent consideration payable.

To determine the fair value of contingent consideration payable, management utilized the results derived from an income valuation approach, whereby management estimates probability-adjusted discounted cash flows. This valuation technique requires management to make significant estimates and assumptions related discount rates and forecasts of probability-adjusted cash flows.

The principal consideration for our determination that performing procedures relating to contingent consideration payable is a critical audit matter is the significant judgment by management when determining the fair value of contingent consideration payable, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to forecasts of probability-adjusted cash flows from the license agreement and discount rates, as these assumptions may have a significant effect on the Company’s assessment of the fair value of contingent consideration payable. Additionally, the valuation of contingent consideration payable is inherently interrelated to the Company’s goodwill impairment assessment for the Enteris reporting unit.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of management’s valuation model; (iii) testing the completeness and accuracy of underlying data used in the valuation model; and (iv) evaluating the significant assumptions used by management related to the projected cash flows and the discount rate. Evaluating management’s assumptions related to projected cash flows involved evaluating whether the assumptions used by management were reasonable considering (i) evaluating management’s process and valuation method for developing the estimate of expected cash flows, (ii) consistency with external market data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation approach and the discount rate.

/s/ BPM LLP

We have served as the Company’s auditor since 2006.

San Francisco, California

March 20, 2024

SWK HOLDINGS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	Year Ended December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,503	$6,156
Restricted cash	733	—
Interest and accounts receivable, net	4,729	3,094
Other current assets	1,904	1,114
Total current assets	11,869	10,364

Finance receivables, net	274,504	236,555
Collateral on foreign currency forward contract	2,750	2,750
Marketable investments	48	76
Deferred tax assets, net	28,290	24,480
Warrant assets	1,759	1,220
Goodwill	—	8,404
Intangible assets, net	6,487	8,190
Property and equipment, net	5,438	5,840
Other non-current assets	3,109	1,742
Total assets	$334,254	$299,621

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$3,944	$3,902
Revolving credit facility	—	2,445
Total current liabilities	3,944	6,347

Contingent consideration payable	4,900	11,200
Unsecured senior notes, net	30,781	—
Revolving credit facility	12,350	—
Other non-current liabilities	1,964	2,145
Total liabilities	53,939	19,692

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,497,770 and 12,843,157 shares issued and outstanding at December 31, 2023 and 2022, respectively	12	12
Additional paid-in capital	4,425,104	4,430,922
Accumulated deficit	(4,144,801)	(4,151,005)
Total stockholders’ equity	280,315	279,929
Total liabilities and stockholders’ equity	$334,254	$299,621

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenues:
Finance receivable interest income, including fees	$36,346	$35,461
Pharmaceutical development	1,202	5,485
Other	212	538
Total revenues	37,760	41,484
Costs and expenses:
Allowance for credit losses	1,912	3,491
Impairment of goodwill	8,404	—
Interest expense	1,849	340
Pharmaceutical manufacturing, research and development expense	3,436	6,952
General and administrative	11,232	12,964
Change in fair value of acquisition-related contingent consideration	(6,300)	5,170
Depreciation and amortization expense	2,577	2,599
Income from operations	14,650	9,968
Other income (expense), net
Unrealized net (loss) gain on warrants	(55)	417
Unrealized net loss on equity securities	—	(528)
Realized loss from sale of investments	(799)	(151)
Foreign currency transaction gain (loss)	817	(215)
Income before income tax benefit	14,613	9,491
Income tax benefit	(1,274)	(4,000)
Net income	$15,887	$13,491

Net income per share
Basic	$1.26	$1.05
Diluted	$1.25	$1.05
Weighted average shares outstanding
Basic	12,653	12,835
Diluted	12,696	12,880

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2021	12,836,133	$13	$4,431,719	$(4,164,496)	$267,236
Stock-based compensation	—	—	500	—	500
Issuance of common stock upon vesting of restricted stock	54,666	—	—	—	—
Forfeiture of unvested restricted stock	(6,815)	—	—	—	—
Net settlement for employee taxes on restricted stock and options	—	—	(160)	—	(160)
Stock options exercised, net	23,074	—	—	—	—
Repurchases of common stock in the open market	(63,901)	(1)	(1,137)	—	(1,138)
Net income	—	—	—	13,491	13,491
Balances at December 31, 2022	12,843,157	12	4,430,922	(4,151,005)	279,929
Stock-based compensation	—	—	509	—	509
Issuance of common stock upon vesting of restricted stock	29,978	—	—	—	—
Effect of adoption of ASU 2016-13	—	—	—	(9,683)	(9,683)
Stock options exercised, net	461	—	—	—	—
Repurchases of common stock in the open market	(375,826)	—	(6,327)	—	(6,327)
Net income	—	—	—	15,887	15,887
Balances at December 31, 2023	12,497,770	$12	$4,425,104	$(4,144,801)	$280,315

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$15,887	$13,491
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	1,912	3,491
Amortization of debt issuance costs	493	69
Impairment of goodwill	8,404	—
Right-of-use asset amortization	333	229
Deferred income taxes	(1,286)	(3,941)
Change in fair value of warrants	55	(417)
Change in fair value of equity securities	—	528
Realized loss from write down of warrant assets	799	—
Foreign currency transaction (gain) loss	(1,876)	754
Loss on sale of marketable securities	—	151
Change in fair value of acquisition-related contingent consideration	(6,300)	5,170
Loan discount and fee accretion	(3,827)	(2,204)
Interest paid-in-kind	(1,826)	(5,995)
Stock-based compensation	509	500
Depreciation and amortization expense	2,577	2,599
Changes in operating assets and liabilities:
Interest and accounts receivable	(1,635)	(1,291)
Derivative assets and liabilities, net	1,059	(539)
Collateral on forward currency exchange contract	—	(2,750)
Other assets	(787)	(44)
Accounts payable and other liabilities	396	(1,599)
Net cash provided by operating activities	14,887	8,202
Cash flows from investing activities:
Proceeds from sale of investment and finance receivables	13,942	4,151
Investment in finance receivables	(74,125)	(93,118)
Repayment of finance receivables	11,703	45,673
Corporate debt securities principal payments	28	43
Purchases of property and equipment	(496)	(297)
Net cash used in investing activities	(48,948)	(43,548)
Cash flows from financing activities:
Net settlement for employee taxes on restricted stock and options	—	(160)
Payments for financing costs	(3,407)	—
Repurchases of common stock, including fees and expenses	(6,327)	(1,138)
Proceeds from senior unsecured notes	32,969	—
Net proceeds from revolving credit facilities	9,905	2,437
Payment of acquisition-related contingent consideration	—	(2,500)
Net cash provided by (used in) financing activities	33,140	(1,361)

Net decrease in cash, cash equivalents and restricted cash	(920)	(36,707)
Cash, cash equivalents and restricted cash, beginning of period	6,156	42,863
Cash, cash equivalents and restricted cash, end of period	$5,236	$6,156
Supplemental noncash flow activity:
Warrants received in connection with finance receivables	$1,364	$1,180
Cash paid for interest	$1,351	$268
Fair value of common stock received upon exercise of warrant	$—	$3,667

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

As of March 14, 2024, the Company and its partners have executed transactions with 55 different parties under its specialty finance strategy, funding an aggregate $779.4 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

Segment Information

The Company earns revenues from its two U.S.-based business segments: its specialty finance and asset management business offering customized financing solutions to a broad range of life-sciences companies, and its business offering clinical development and manufacturing services to pharmaceutical partners as well as innovative formulation solutions built around its proprietary oral drug delivery technologies, the Peptelligence® platform.

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

Finite-lived intangible assets are amortized over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. Goodwill and indefinite-lived intangible assets are not amortized, but instead, are subject to annual impairment testing. We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied fair value. For the year ended December 31, 2023, the Company identified indicators of impairment for identifiable finite-lived intangible assets due to the lowering of financial expectations for the License Agreement. The Company performed a Step 2 recoverability test in accordance with Accounting Standards Codification (“ASC”) 350, Property, Plant and Equipment and determined that the sum of undiscounted future cash flows exceeded the carrying value. As such, no further analysis was performed and no impairment was recognized on identifiable finite-live intangible assets. For the year ended December 31 2022, the Company determined there were no indicators of impairment relating to identifiable finite-lived intangible assets.

The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting unit. We have the option to assess impairment through a qualitative assessment, which includes factors such as general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which a reporting unit operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. When a potential impairment is indicated, we perform quantitative testing by comparing the estimated fair value of the reporting unit to the carrying value of the reported net assets. We also have the unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the quantitative goodwill impairment test. Under our quantitative testing, fair value is generally based on the income approach using a calculation of discounted cash flows, based on the most recent financial projections for the reporting unit. The revenue growth rates included in the financial projections are our best estimates based on current and forecasted market conditions, and the profit margin assumptions are projected by the reporting unit based on current cost structure and, when applicable, anticipated net cost reductions.

During the year ended December 31, 2023, as a result of decreasing the financial expectations for the License Agreement, the Company elected to bypass the qualitative goodwill impairment assessment and proceed directly with a quantitative assessment. The goodwill impairment test concluded that the fair value of the Company's Pharmaceutical Development reporting unit did not exceed the carrying amount and the Company recognized an impairment charge of $8.4 million for the year ended December 31, 2023, and reduced the goodwill balance to $0 as of December 31, 2023. Refer to Note 2 for further information.

Inventory

Inventories are stated at the lower of cost or net realizable value, valued at specifically identified cost which approximates the first-in, first-out method. The components of inventory include raw materials of $0.6 million as of both December 31, 2023 and 2022 and are reflected in current assets in the consolidated balance sheets.

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

Deferred Revenue and Deferred Costs

Deferred revenue includes amounts that have been billed per the contractual terms but have not been recognized as revenue. The Company classifies as current the portion of deferred revenue that is expected to be recognized within one year from the balance sheet date. Deferred revenue was $9,000 and $33,000 as of December 31, 2023 and 2022, respectively, and is included in accounts payable and accrued liabilities in the consolidated balance sheets.

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

If it is determined that a loan should be transferred from HFI to HFS, then the balance is transferred at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as an impairment when the carrying amount exceeds fair value and the difference relates to credit quality. Otherwise the write-down is recorded as a reduction in finance receivable interest income, and any credit loss reserve is reversed. Once classified as HFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance and is reflected as a reduction to finance receivable interest income.

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

The Company adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended, on January 1, 2023 using the modified retrospective approach method. See Recent Accounting Pronouncements section below and Note 3 for further information.

Marketable Investments

The Company’s marketable investment portfolio includes debt securities as of December 31, 2023. The debt security is classified as an available-for-sale security, which is reported at fair value with unrealized gains or losses recorded in statements of other comprehensive income, net of applicable income taxes. In any case where fair value might fall below amortized cost, the Company would consider whether that security is other-than temporarily impaired using all available information about the collectibility of the security. The Company would not consider that an other-than temporary impairment for a debt security has occurred if (1) the Company does not intend to sell the debt security, (2) it is not more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis and (3) the present value of estimated cash flows will fully cover the amortized cost of the security. The Company would consider that an other-than-temporary impairment has occurred if any of the above mentioned three conditions are not met.

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

Other Receivables

As of December 31, 2023, the Company had collateral receivable of $2.8 million with the counterparties on its foreign currency exchange contract and is recorded as collateral on foreign currency forward contract in the consolidated balance sheets.

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

The Company had no derivatives designated as hedges as of December 31, 2023 and 2022. The Company holds warrants issued to the Company in conjunction with term loan investments discussed in Note 3. These warrants meet the definition of a derivative and are included in warrant assets in the consolidated balance sheets. The Company also uses a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. The foreign currency forward contract discussed in Note 9 is not designated as a hedging instrument, and changes in fair value are recognized in earnings.

Revenue Recognition

Finance Receivables Segment

The Company’s Finance Receivables segment records interest income on an accrual basis based on the effective interest rate method to the extent that it expects to collect such amounts. The Company recognizes investment management fees when clients invest in our recommended transactions as earned over the period the services are rendered. Incentive fees, if any, are recognized when earned at the end of the relevant performance period, pursuant to the underlying contract. The Company did not recognize any management or incentive fees in 2023 or 2022. Other service revenues are recognized when contractual obligations are fulfilled or as services are provided.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Deferred revenue as of December 31, 2023 and 2022 was $9,000 and $33,000, respectively, and is classified as current deferred revenue and is included in accounts payable and accrued liabilities in the consolidated balance sheets.

The Company evaluates collaboration agreements with respect to the Financial Accounting Standards Board ("FASB") ASC Topic 808, Collaborative Arrangements, considering the nature and contractual terms of the arrangement and the nature of its business operations to determine the classification of the transactions. When the Company is an active participant in the activity and exposed to significant risks and rewards dependent on the commercial success of the collaboration, it will record its transactions on a gross basis in the consolidated financial statements and describe the rights and obligations under the collaborative arrangement in the notes to the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2023 or 2022, as all of our cash was held in checking, savings and brokerage accounts. As of December 31, 2023, cash was deposited in financial institutions and consisted of immediately available fund balances. The Company maintains its cash deposits with well-known and stable financial institutions but balances may exceed stated federally insured limits.

Restricted Cash

Restricted cash as of December 31, 2023 is composed of a holdback amount associated with one of the Company's finance receivables.

Interest and Accounts Receivable

The Company records interest receivable on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. When management does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the loan on nonaccrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or the Company believes the partner company has demonstrated the ability to repay the Company’s current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. The Company did not recognize any provision for interest receivable credit losses in 2023 and 2022.

Accounts receivable for management fees are recorded at the aggregate unpaid amount less any allowance for doubtful accounts. The Company determines an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. As of December 31, 2023 and 2022, the allowance for doubtful accounts was zero.

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

Finance Receivables Segment

The Company performs ongoing credit evaluations of its partner companies and generally requires collateral. For the year ended December 31, 2023, three of our business partners accounted for 35 percent of our interest and accounts receivable. For the year ended December 31, 2022, two of our business partners accounted for 31 percent of our interest and accounts receivable.

Pharmaceutical Development Segment

For the years ended December 31, 2023 and 2022, Cara accounted for approximately 23 percent and 87 percent, respectively, of Pharmaceutical Development segment revenues.

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

Comprehensive Income

The consolidated statements of comprehensive income have been omitted, as net income equals comprehensive income for the years ended December 31, 2023 and 2022.

Net Income per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock, and when dilutive, shares of common stock issuable upon exercise of options and warrants deemed outstanding using the treasury stock method.

The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net income	$15,887	$13,491

Denominator:
Weighted-average shares outstanding	12,653	12,835
Effect of dilutive securities	43	45
Weighted-average diluted shares	12,696	12,880

Basic net income per share	$1.26	$1.05
Diluted net income per share	$1.25	$1.05

As of December 31, 2023 and 2022, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 122,000 and 248,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive.

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

The Company adopted ASU 2016-13, as amended, on January 1, 2023 using the modified retrospective approach method. ASU 2016-13 replaced the incurred loss impairment methodology with a methodology that reflects a current expected credit loss (“CECL”). ASU 2016-13 impacted all of the Company’s investments held at amortized cost. At December 31, 2022, the Company’s allowance for credit losses of $11.8 million was the accumulation of allowance for credit losses (“ACL”) applied to specific finance receivables, representing management’s prior estimates of potential future losses on such finance receivables. As part of the Company’s adoption of ASU 2016-13, management reviewed its prior estimates of finance receivable-specific ACL and chose to apply the full $11.8 million ACL under legacy GAAP to the finance receivables such allowance applied. Under the new CECL model, the net GAAP balances of such finance receivables are presented net of previously reported ACL and are included in the Company’s estimated ACL for its Royalty Purchases portfolio segment.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Public entities are required to adopt the changes retrospectively, recasting each prior-period disclosure for which a comparative income statement is presented in the period of adoption. The Company is currently evaluating the impact of adopting this ASU on the Company's consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

Note 2. Goodwill and Intangible Assets

Goodwill

The net book value of goodwill was solely related to the Enteris acquisition in 2019. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. During the year ended December 31, 2023 the Company decreased its financial expectations for the License Agreement and elected to bypass the qualitative goodwill impairment assessment and proceed directly with a quantitative assessment. The goodwill impairment test concluded that the fair value of the Company's Pharmaceutical Development reporting unit did not exceed the carrying amount and the Company recorded an impairment charge of $8.4 million and reduced the goodwill balance to $0. An income valuation approach was used to estimate the fair value of the Enteris reporting unit which was estimated through a probability-adjusted discounted cash flow analysis. During the prior year ended December 31, 2022 the carrying amount of goodwill did not change.

Intangible Assets

As of December 31, 2023 and 2022, the gross book value, accumulated amortization, net book value and estimated useful life of acquired intangible assets were as follows (in thousands, except estimated useful life data):

	As of December 31, 2023
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
License Agreement(1)	$29,400	$23,167	$6,233	10
Trade names and trademarks	210	92	118	10
Customer relationships	240	104	136	10
Total intangible assets	$29,850	$23,363	$6,487

	As of December 31, 2022
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
License Agreement(1)	$29,400	$21,509	$7,891	10
Trade names and trademarks	210	71	139	10
Customer relationships	240	80	160	10
Total intangible assets	$29,850	$21,660	$8,190

(1)	Prior to our acquisition of Enteris, Enteris entered into the License Agreement with Cara, for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

Amortization expense was $1.7 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively, and was recognized in the consolidated statements of net income. Based on amounts recorded at December 31, 2023, the Company will recognize acquired intangible asset amortization as follows (in thousands):

2024	$1,546
2025	1,076
2026	1,076
2027	1,076
2028	1,036
2029 and thereafter	677
Total	$6,487

Note 3. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying values of finance receivables are as follows (in thousands):

	December 31,
	2023	2022
Term loans	$221,145	$188,836
Royalty purchases	67,260	59,565
Total before allowance for credit losses	288,405	248,401
Allowance for credit losses	(13,901)	(11,846)
Total carrying value	$274,504	$236,555

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

The implementation of ASU 2016-13 also impacted the Company’s ACL on unfunded loan commitments, as the ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company. The reserve for unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $0.4 million for the adoption of ASU 2016-13. As of December 31, 2023, the $0.2 million liability for credit losses on off-balance-sheet credit exposures is included in other non-current liabilities. Please refer to Note 7 for further information on the Company’s unfunded commitments.

The following table details the changes in the allowance for credit losses by portfolio segment for the respective periods (in thousands):

	December 31, 2023			December 31, 2022
	Term Loans	Royalties	Total	Term Loans	Royalties	Total
Allowance at beginning of period, prior to adoption of ASU 2016-13	$—	$11,846	$11,846	$—	$8,388	$8,388
Write offs(1)	—	(11,846)	(11,846)	—	—	—
Recoveries	—	—	—	—	33	33
Effect of adoption of ASU 2016-13	8,900	2,886	11,786	—	—	—
Allowance for credit losses	831	1,284	2,115	—	—	—
Allowance at end of period(2)	$9,731	$4,170	$13,901	$—	$8,355	$8,355

(1)	Reversal of finance receivable-specific ACL recognized in prior periods. No impact to consolidated statement of income for the year ended December 31, 2023. Please refer to Note 1 for further details.
(2)	The allowance at end of period as of December 31, 2022 excludes the Company's $3.5 million allowance on its cost method investment.

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

The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	December 31, 2023			December 31, 2022
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$9,128	$212,017	$221,145	$11,304	$177,532	$188,836
Royalty purchases	16,854	50,406	67,260	6,736	52,829	59,565
Total before allowance for credit losses	$25,982	$262,423	$288,405	$18,040	$230,361	$248,401
Allowance for credit losses	$(1,447)	$(12,454)	$(13,901)	$(10,091)	$(1,755)	$(11,846)
Total carrying value	$24,535	$249,969	$274,504	$7,949	$228,606	$236,555

As of December 31, 2023, the Company had four finance receivables in nonaccrual status: (1) the term loan to Trio Healthcare Ltd. (“Trio”), with a carrying value of $9.1 million; (2) the Flowonix Medical, Inc. (“Flowonix”) royalty, with a carrying value of $10.4 million (see Loan Modifications Made to Borrowers Experiencing Financial Difficulty below for further details); (3) the Best ABT, Inc. (“Best”) royalty, with a carrying value of $2.6 million; and (4) the Ideal Implant, Inc. (“Ideal”) royalty, with a carrying value of $3.8 million. Although in nonaccrual status, none of the finance receivables were considered impaired as of December 31, 2023. The Company collected $2.4 million and $1.1 million on its nonaccrual finance receivables during the year ended December 31, 2023 and December 31, 2022, respectively.

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

During the year ended December 31, 2023, the Company made one significant modification to a borrower experiencing financial difficulty involving an other-than-insignificant payment delay and a term extension/modification. Flowonix’s assets were sold to Algorithm Sciences, Inc. (“Algorithm”) during the year ended December 31, 2023, and in exchange for releasing its lien, the Company received $1.5 million of cash at close, bringing the carrying value from $11.9 million as of June 30, 2023 to $10.4 million as of December 31, 2023. The Company expects to receive royalties on the net sales of two products beginning in late 2024.

Although in nonaccrual status, the Flowonix royalty was not considered impaired as of December 31, 2023 and is considered in the $4.2 million Royalty allowance for credit losses as of December 31, 2023. On an ongoing basis, the Company monitors the performance of modified loans to their restructured terms.

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

3: Borrower performing in-line-to-modestly-below Company expectations, and loan-to-value is similar to slightly worse than at the time of underwriting. Borrower has demonstrated access to capital markets.

4: Borrower performing in line-to-modestly above Company expectations and loan-to-value similar or modestly better than underwriting case. Borrower has demonstrated access to capital markets.

5: Borrower performing in excess of Company expectations, and loan-to-value is better than at time of origination.

The Company uses an internal credit rating system which rates each Royalty on a color scale of Green to Red, with Green typically indicative of a Royalty that is exceeding base underwritten case and Red reflective of underperformance relative to plan.

The following table summarizes the carrying value of Finance Receivables by origination year, grouped by risk rating as of December 31, 2023 (in thousands):

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Term Loans
5	$—	$—	$13,734	$—	$5,696	$—	$19,430
4	25,799	32,211	—	—	—	10,485	68,495
3	24,341	24,285	10,227	—	31,807	—	90,660
2	—	6,924	12,493	—	—	14,015	33,432
1	—	—	9,128	—	—	—	9,128
Subtotal - Term Loans	$50,140	$63,420	$45,582	$—	$37,503	$24,500	$221,145

Royalties
Green	$27,785	$—	$—	$14,650	$—	$1,340	$43,775
Yellow	—	—	—	3,212	—	3,419	6,631
Red	—	—	3,834	10,433	—	2,587	16,854
Subtotal - Royalty Purchases	$27,785	$—	$3,834	$28,295	$—	$7,346	$67,260
Total Finance Receivables, gross	$77,925	$63,420	$49,416	$28,295	$37,503	$31,846	$288,405

Note 4. Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Production equipment and other	$4,079	$3,895
Furniture and fixtures	198	59
Leasehold improvements	3,645	3,656
Capitalized software	192	87
Total	8,114	7,697
Less accumulated depreciation and amortization	(2,676)	(1,857)
Property and equipment, net	$5,438	$5,840

Depreciation and amortization expense on property and equipment was $0.8 million for both the years ended December 31, 2023 and 2022, respectively.

Note 5. Marketable Investments

Investments in corporate debt securities securities as of December 31, 2023 and 2022 consist of the following (in thousands):

	Year Ended December 31,
	2023	2022
Corporate debt securities	$48	$76
Total marketable investments	$48	$76

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of December 31, 2023 and 2022, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2023	$48	$—	$—	$48
December 31, 2022	$76	$—	$—	$76

The following table presents realized and unrealized gains and losses on equity securities as prescribed by ASC 321, Investments - Equity Securities during the year ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Unrealized net loss on equity securities reflected in the Consolidated Statements of Income	$—	$(528)
Fair value of common stock received upon exercise of warrant to purchase stock	—	3,667
Realized net loss on write-off of warrant assets and sale/tender of equity securities reflected in the Consolidated Statements of Income	(799)	(151)

Equity Securities

There was no equity securities activity during the year ended December 31, 2023. During the year ended December 31, 2022, the Company exercised its right to purchase Harrow Health, Inc. (“Harrow”) common stock. Upon exercise, the Company received 306,347 shares of Harrow common stock with a fair value of $3.7 million, or $11.97 per share. During the year ended December 31, 2022, the Company sold its shares of Harrow and Bioventus common stock and received proceeds of $3.7 million and $0.5 million, respectively.

Note 6. Debt

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

The Credit Agreement contains customary affirmative and negative covenants, in addition to financial covenants specifying that, as of the end of each calendar month, (i) the consolidated leverage ratio of Borrower will not exceed 1.00 to 1.00, (ii) the consolidated interest coverage ratio of Borrower will not be less than 4.00 to 1.00, (iii) the cash collection rate in relation to Borrower’s portfolio of loan assets will not be less than 4.5 percent, for such calendar month, (iv) the net charge-off percentage in relation to Borrower’s portfolio of loan assets will not exceed 3 percent for such calendar month, and (v) the weighted average risk rating in relation to Borrower portfolio of loan assets will not be less than 3.00. In addition, the Credit Agreement provides that at no time shall the Company permit its consolidated tangible net worth to be less than $145.0 million, or its Liquidity (as defined in the Credit Agreement) to be less than $5.0 million. The Credit Agreement also contains events of default customary for such financings, the occurrence of which would permit the Agent and Lenders to accelerate the aggregate principal amount due thereunder. As of December 31, 2023 the Company was in compliance with all covenants.

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

As of December 31, 2023, $12.4 million was outstanding under the new Credit Agreement, and approximately $2.4 million was outstanding under the Prior Credit Agreement as of December 31, 2022. During the year December 31, 2023 and 2022, the Company recognized $1.0 million and $0.3 million, respectively, of interest expense relating to the old and new Credit Agreements.

Senior Notes Due 2027

On October 3, 2023, the Company issued a $30.0 million aggregate principal amount of 9 percent Senior Notes due 2027 (“2027 Senior Notes” or “Notes”) in a registered underwritten public offering. On October 27, 2023, the underwriter exercised in full, its over-allotment option by purchasing an additional approximately $3.0 million aggregate principal amount of the 2027 Senior Notes. The interest rates are fixed at 9% per annum and are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on December 31, 2023, and until maturity. The Notes will mature on January 31, 2027. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $30.6 million. The Company intends to use the net proceeds from the Offering for general corporate purposes, including funding future acquisitions and investments, repaying indebtedness, making capital expenditures, and funding working capital.

The following table summarizes the outstanding balance of the Notes, net of debt issuance costs, as of December 31 (in thousands):

	2023	2022
2027 Senior Notes	32,969	—
Debt issuance costs	(2,188)	—
Total Long-term debt, net	30,781	—

The Company’s future principal obligations for the notes were as follows as of December 31 (in thousands):

	2023	2022
2024	—	—
2025	—	—
2026	—	—
2027	32,969	—
Total Long-term debt, net	32,969	—

The Company may redeem the Notes for cash in whole or in part at any time (i) on or after September 30, 2025 (the “First Call Date”) and prior to September 30, 2026, at a price equal to the sum of 102% of their principal amount, and (ii) on or after September 30, 2026 at a price equal to the sum of 100% of their principal amount, plus (in each case noted above) accrued and unpaid interest to, but excluding, the date of redemption. At any time prior to the First Call Date, the Company may, at its option, redeem the Notes for cash, in whole at any time or in part from time to time at a redemption price equal to (i) 100% of the principal amount of Notes redeemed, plus (ii) a Make-Whole Amount (as defined in the Indenture), plus (iii) accrued and unpaid interest, if any, to, but excluding, the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Notes. Additionally, upon the occurrence of a Triggering Event (as defined in the Indenture), holders of the Notes will have the right to require the Company to make an offer to repurchase all or any portion of their Notes for cash at a purchase price equal to 100% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the date of purchase.

The Notes are senior unsecured obligations of the Company and rank equal in right of payment with the Company’s existing and future senior unsecured indebtedness.

The Company evaluated the 2027 Senior Notes for derivatives pursuant to ASC 815, Derivatives and Hedging, and identified an embedded derivative that required bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative was a default provision, which could require additional interest payments. The Company determined that the fair value of the embedded derivative was immaterial as of December 31, 2023.

Note 7. Commitments and Contingencies

Lease Obligations

Topic 842, Leases, establishes a right-of-use (“ROU”) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than twelve months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company’s leases consist of operating leases for office space. The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets are recognized at commencement date based on the present value of lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

All the Company’s material leases are operating leases. ROU assets related to operating leases are included on the balance sheet in the other non-current assets caption and operating lease cost is recognized over the lease term on a straight-line basis and is classified within general and administrative cost on the income statement. In March of 2023, the Company entered into a new lease for additional office space in Dallas, Texas. The Company’s corporate office spaces in Dallas, Texas total approximately 6,850 square feet consisting of the two office locations. Total rent expense recognized was $0.2 million for the year ended December 31, 2023 and $0.1 million for the year ended December 31, 2022. The respective office leases expire in August 2028 and August 2025.

The Enteris headquarters is located in Boonton, New Jersey, where Enteris leases approximately 32,000 square feet of space. Total rent expense recognized under the lease was $0.3 million for both the years ended December 31, 2023 and 2022. The office lease expires in December 2024 with an option to renew for an additional five years.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.3 million for the years ended December 31, 2023 and 2022 and right-of-use assets obtained in exchange for new operating lease obligations was $0.6 million and $0.

The components of lease cost is as follows (in thousands):

	December 31,
	2023	2022
Operating lease cost	$472	$336
Variable lease cost	49	2
Total lease cost	$521	$338

Supplemental balance sheet information related to operating leases is as follows (in thousands):

	December 31,
	2023	2022
Operating lease right-of-use assets	$2,085	$1,692

Operating lease liabilities, current	367	235
Operating lease liabilities, non-current	1,863	1,509
Total operating lease liabilities	$2,230	$1,744

	December 31,
	2023	2022
Weighted-average remaining lease term (years)	5.3	6.6
Weighted-average discount rate	6.3%	5.9%

Future minimum rent on the Company's operating leases is as follows (in thousands):

2024	510
2025	504
2026	460
2027	465
2028	405
Thereafter	272
Total future lease payments	$2,616

Contingent Consideration

The Company recorded contingent consideration related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. The estimated fair value of contingent consideration as of December 31, 2023 and 2022 was $4.9 million and $11.2 million, respectively. The company recognized $6.3 million of remeasurement gain on the change in the estimated fair value of its contingent consideration during year ended December 31, 2023. See Note 9 for further information regarding the Company's contingent consideration.

Unfunded Commitments

As of December 31, 2023, the Company’s unfunded commitments were as follows (in thousands):

Journey Medical Corporation	$5,000
Total unfunded commitments	$5,000

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

Litigation

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. As of December 31, 2023, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2023 and 2022.

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

As of December 31, 2023, the Company has repurchased 326,088 shares under the new share repurchase program at a total cost of $5.4 million, or $16.65 per share. As of December 31, 2023, the maximum number of shares that may yet be purchased under the plan was approximately $4.6 million, or 289,297 shares of common stock.

Preferred Stock

The Company’s Board may, without further action by the stockholders, issue one or more series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2023, no shares of preferred stock have been issued.

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

The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, Compensation - Stock Compensation, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. There were no options granted in the fiscal years ended December 31, 2023 and 2022.

The following table summarizes activities under the 2010 Stock Incentive Plan for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2021	287,500	$10.75	5.7	$1,746
Options canceled and retired	(72,500)	14.50
Options exercised	(125,000)	12.98
Options granted	—	—
Balances, December 31, 2022	90,000	10.88	6.3	364
Options canceled and retired	(22,039)	16.29
Options exercised, net	(461)	16.29
Options granted	—	—
Balances, December 31, 2023	67,500	12.70	5.0	326

Options vested and exercisable and expected to be vested and exercisable at December 31, 2023	67,500	$12.70	5.0	$326
Options vested and exercisable at December 31, 2023	63,750	$12.49	5.0	$321

At December 31, 2023, there were approximately 741,274 shares reserved for issuance under the 2010 Stock Incentive Plan, and the Company had $2,325 of total unrecognized stock option expense for time-based awards, net of estimated forfeitures, which will be recognized over the weighted-average remaining period of 0.03 years.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2023:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Number Exercisable	Weighted- Average Exercise Price per Share
$9.61	15,000	2.5	$9.61	15,000	$9.61
12.50	18,750	5.4	12.50	18,750	12.50
12.50	18,750	5.4	12.50	18,750	12.50
16.29	15,000	6.3	16.29	11,250	16.29
Total	67,500	4.9	$12.70	63,750	$12.49

Employee stock-based compensation expense recognized for time-vesting options for the years ended December 31, 2023 and 2022, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plan.

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

During the year ended December 31, 2022, the Company’s Board approved the modification of the previous Chief Executive Officer’s (“CEO’s”) stock options with respect to 100,000 Shares with an exercise price of $13.70 per share pursuant to an award agreement dated August 18, 2014. The Company and the previous CEO agreed that (i) 50 percent of the 2014 award has already vested due to the satisfaction of time-based vesting conditions set forth in the 2014 award agreement, and a cashless exercise of the 2012 award was facilitated by net settlement of exercise price and taxes. The remaining 50 percent of the 2014 award that had not vested as of December 31, 2021 was forfeited as of the date on which the previous CEO separated from the Company, or September 30, 2022.

During the year ended December 31, 2023, 25,944 restricted shares were granted and 15,989 restricted shares vested. During the year ended December 31, 2022, 41,427 restricted shares were granted and 4,696 restricted shares vested. As of December 31, 2023 and 2022, there were 97,283 and 71,339 shares of restricted stock outstanding, respectively.

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

During the years ended December 31, 2023 and 2022, the Board approved compensation for Board services by granting 9,897 and 13,168 shares, respectively, of common stock as compensation for the non-employee directors. The Board also received 9,151 restricted shares as compensation for the non-employee directors during the year ended December 31, 2022. The Company recorded $0.3 million in Board stock-based compensation expense during both the years ended December 31, 2023 and 2022. The Company recorded aggregate stock-based compensation expense, including the quarterly and annual Board grants, of $0.5 million and $0.5 million during the years ended December 31, 2023 and 2022, respectively.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2023 and 2022.

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

Cash and cash equivalents

The carrying amounts reported in the balance sheet for cash, cash equivalents, and restricted cash approximate those assets’ fair values.

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

As of December 31, 2023 and 2022, the acquisition-related contingent consideration was $4.9 million and $11.2 million, respectively. During the year ended December 31, 2023 and 2022, the Company recorded a $6.3 million gain and a $5.2 million loss, respectively, for the change in the estimated fair value of contingent consideration. The Company made no payments during the year ended December 31, 2023 and made a $2.5 million payment against the contingent consideration liability during the years ended December 31, 2022.

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

The Company uses a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. The foreign currency forward contract is not designated as a hedging instrument, and changes in fair value are recognized in earnings. The foreign currency forward was recorded in other non-current assets and other non-current liabilities in the consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively. The Company recognized a $1.7 million gain due to changes in fair value related to its foreign currency forward contract during the year ended December 31, 2023.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Warrant assets	$1,759	$—	$—	$1,759
Marketable investments	48	—	—	48
Foreign Currency Forward Contract	974	—	—	974

Financial liabilities:
Contingent consideration payable	$4,900	$—	$—	$4,900

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Warrant assets	$1,220	$—	$—	$1,220
Marketable investments	76	—	—	76

Financial liabilities:
Contingent consideration payable	$11,200	$—	$—	$11,200
Derivative liability - foreign currency forward	$754	$—	$—	$754

The contingent consideration payable is valued using a discounted cash flow approach and includes a significant unobservable input which is the discount rate. As of the year ended December 31, 2023 and 2022 the discount rate was 14.5% and 14.0%, respectively. During the year ended December 31, 2023 there was a change in the range of outcomes as a result of royalty and milestone cash flow projections being decreased for the License Agreement.

The changes on the value of the warrant assets during the years ended December 31, 2023 and 2022 were as follows (in thousands):

Fair Value - December 31, 2021	$3,419
Issuance	1,180
Exercised	(3,796)
Change in fair value	417
Fair Value - December 31, 2022	1,220
Issuance	1,364
Cancelled	(770)
Change in fair value	(55)
Fair Value - December 31, 2023	$1,759

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

December 31,
	2023	2022
Dividend rate	—	—
Risk-free rate	3.8% to 4.8%	4.0% to 4.3%
Expected life (years)	1.2 to 5.8	2.0 to 6.9
Expected volatility	75.3% to 154.3%	54.8% to 139.4%

The warrant assets are valued using a market approach and include significant unobservable inputs such as risk-free rate, expected life, and expected volatility. For the year ended December 31, 2023 the risk-free rate range was 3.8%-4.8%, weighted average of 4.3%, and median of 3.8%. For the year ended December 31, 2022 the risk-free rate range was 4.0%-4.3%, weighted average of 4.0%, and median of 4.0%. For the year ended December 31, 2023 the expected life range was 1.2-5.8 years, weighted average of 3.4 years, and median of 4.4 years. For the year ended December 31, 2022 the expected life range was 2.0-6.9 years, weighted average of 6.2 years, and median of 5.4 years. For the year ended December 31, 2023 the expected volatility range was 75.4%-154.3%, weighted average of 124.6%, and median of 134.4%. For the year ended December 31, 2022 the expected volatility range was 54.8%-139.4%, weighted average of 93.8%, and median of 94.1%.

As of December 31, 2023, the Company had one royalty, Best, that was deemed to be impaired based on reductions in carrying value in prior periods. As of December 31, 2022, the Company had two royalties, Best and Cambia®, that were deemed to be impaired based on reductions in carrying values in prior periods. The following table presents these royalties measured at amortized cost using the effective interest method, which approximates fair value, on a nonrecurring basis as of December 31, 2023 and 2022 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023	$2,587	$—	$—	$2,587
December 31, 2022	$3,545	$—	$—	$3,545

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2023 or 2022.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments.

The following table presents the fair value of financial assets and liabilities as of year ended December 31, 2023 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Finance receivables	$274,504	$274,504	$—	$—	$274,504
Marketable investments	48	48	—	—	48
Warrant assets	1,759	1,759	—	—	1,759
Foreign Currency Forward Contract	974	974	—	—	974
Financial liabilities
Contingent consideration payable	$4,900	$4,900	$—	$—	$4,900

The following table presents the fair value of financial assets and liabilities as of the year ended December 31, 2022 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Finance receivables	$236,555	$236,555	$—	$—	$236,555
Marketable investments	76	76	—	—	76
Warrant assets	1,220	1,220	—	—	1,220
Financial liabilities
Contingent consideration payable	$11,200	$11,200	$—	$—	$11,200
Derivative liability - foreign currency forward	754	754	—	—	754

Note 10. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers.

The following table provides the contract revenue recognized by revenue source for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Pharmaceutical Development Segment
License Agreement	$273	$5,255
Pharmaceutical development and other	931	753
Total contract revenue	$1,204	$6,008

The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.

The Company’s contract liabilities are presented as deferred revenues and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	December 31,
	2023	2022
Pharmaceutical Development Segment
Deferred revenue	$9	$33
Total contract liabilities	$9	$33

During the year ended December 31, 2023, the Company recognized $24.0 thousand of 2022 deferred revenue from satisfaction of performance obligations. Please refer to Notes 1 and 2 for further details on the Company’s deferred revenue and License Agreement, respectively. The Company did not have any contract assets nor did it have any contract liabilities related to the License Agreement as of December 31, 2023 or 2022.

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

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

Year Ended December 31, 2023	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$36,346	$1,202	$—	$37,548
Other revenue	204	2	6	212
Allowance for credit losses	1,912	—	—	1,912
Interest expense	982	3	864	1,849
Change in fair value of contingent consideration	—	(6,300)		(6,300)
Impairment of goodwill	—	8,404	—	8,404
Manufacturing, research and development	—	3,436	—	3,436
Depreciation and amortization expense	—	2,525	52	2,577
General and administrative	527	2,874	7,830	11,232
Other expense, net	(13)	(24)	—	(37)
Income tax benefit	—	—	(1,274)	(1,274)
Net income (loss)	$33,117	$(9,763)	$(7,467)	$15,887

Year Ended December 31, 2022	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$35,461	$5,485	$—	$40,946
Other revenue	10	523	5	538
Allowance for credit losses and impairment expense	3,491	—	—	3,491
Interest expense	340	—	—	340
Manufacturing, research and development	—	6,952	—	6,952
Change in fair value of contingent consideration	—	5,170	—	5,170
Depreciation and amortization expense	—	2,593	6	2,599
General and administrative	333	3,617	9,014	12,964
Other expense, net	(477)	—	—	(477)
Income tax benefit	—	—	(4,000)	(4,000)
Net income (loss)	$30,829	$(12,324)	$(5,014)	$13,491

Included in Holdings Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, which have been included for purposes of reconciling to the consolidated amounts.

Note 12. Income Taxes

The components of income before income tax benefit are as follows (in thousands):

	December 31,
	2023	2022
U.S.	$14,613	$9,491

During the years ended December 31, 2023 or 2022, the Company’s benefit from income taxes was as follows (in thousands):

	December 31,
	2023	2022
Current (benefit) expense
State	$13	$(59)
Deferred (benefit)
Federal	(1,233)	(3,922)
State	(54)	(19)
Total income tax (benefit) expense	$(1,274)	$(4,000)

The components of the income tax benefit are as follows(in thousands):

	December 31,
	2023	2022
Federal tax provision at statutory rate	$3,070	$2,035
Change in valuation allowance	(6,697)	(9,587)
State taxes, net of federal income tax benefit	(52)	(97)
Impairment of goodwill	1,765	—
Mark-to-market adjustments	(50)	(88)
Tax credits	(167)	(403)
Contingent consideration revaluation	(1,323)	1,044
Other	116	191
Write off of expired deferred tax assets	2,064	2,905
Total income tax benefit	$(1,274)	$(4,000)

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

As of December 31, 2023, the Company had cumulative net income before tax for the three years then ended. Based on its historical operating performance, the Company had previously concluded that it was more likely than not that the Company would not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. However, at December 31, 2023 the Company has concluded that it is more likely than not that the Company will be able to realize approximately $28.3 million benefit of the U.S. federal and state deferred tax assets in the future.

The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statements of income for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $0 and $6.7 million as of December 31, 2023 and 2022, respectively.

Deferred tax assets consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Credit carryforward	$2,973	$2,947
Effect of adoption of ASU 2016-13	2,967	—
Stock based compensation	153	143
Other	2,438	3,846
Net operating losses	19,891	26,158
Gross deferred tax assets	$28,422	$33,094
Deferred tax liabilities:
Intangible assets other than goodwill	586	(1,288)
Other	(718)	(629)
Valuation allowance	—	(6,697)
Net deferred tax assets	$28,290	$24,480

The Tax Reform Act of 1986 limits the use of NOLs and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company’s net operating loss and tax credit carryforwards could be limited.

As of December 31, 2023, the Company had NOL carryforwards for federal income tax purposes of approximately $87.7 million. The federal NOL carryforwards, if not offset against future income, will expire by 2037. Approximately $6.9 million can be carried forward indefinitely.

The Company also had federal research carryforwards of $3.0 million. The federal research credits began to expire in 2023 and will fully expire by 2042.

The Company records liabilities, where appropriate, for all uncertain income tax positions and recognizes potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. As of December 31, 2023 and 2022, the Company had approximately $0.6 million and $0.7 million, respectively, of unrecognized tax benefit, none of which would impact the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially over the next twelve months. There are no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2023.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1999 through December 31, 2023 due to carryforward of unutilized net operating losses and research and development credits. The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2023.

Note 13. Subsequent Events

With an effective date of January 1, 2024, Enteris, a wholly owned subsidiary of SWK Holdings Corporation, entered into an exclusive option and asset purchase agreement with Aptar on March 14, 2024 which granted Aptar an exclusive option to acquire certain of Enteris’ tangible assets related to its business of providing good manufacturing practice (GMP) manufacturing and clinical supply services through Phase 1 and 2 to third parties. Aptar must exercise the option by or before January 1, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Chief Executive Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management, under the supervision of the Chief Executive Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures which (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (iii) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2023, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the Company’s fiscal year ended December 31, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

We have omitted from Part III the information that will appear in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which we intend to file within 120 days after the end of our fiscal year pursuant to Regulation 14A.

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

The information under the principal headings “ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF ETHICS AND CONDUCT”, the information regarding executive officers of the Company under the subheading “Executive Officers”, and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading “CORPORATE GOVERNANCE,” in the Company’s 2024 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information under the principal headings “DIRECTOR COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION,” and “RELATED INFORMATION” in the Company’s 2024 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the principal headings “EQUITY COMPENSATION PLAN INFORMATION” and “OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY” in the Company’s 2024 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information under the principal heading “TRANSACTION WITH RELATED PERSONS” in the Company’s 2024 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent public accounting firm is BPM LLP, San Francisco, CA, USA, PCAOB Auditor Firm ID 207.

The information under the subheadings “Audit Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” below the principal heading “AUDIT FEES” in the Company’s 2024 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements:

2. Exhibits: See attached Exhibit Index.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2024.

SWK Holdings Corporation

By:	/s/ Joe D. Staggs
Joe D. Staggs
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Joe D. Staggs, his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below as of March 20, 2024.

By:	/s/ Joe D. Staggs
Joe D. Staggs
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

By:	/s/ Jerry Albright
Jerry Albright
Director

By:	/s/ Laurie M. Dotter
Laurie M. Dotter
Director

By:	/s/ Robert K. Hatcher
Robert K. Hatcher
Director

By:	/s/ Marcus E. Pennington
Marcus E. Pennington
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Third Amended and Restated Certificate of Incorporation, dated as of August 12, 2022.	8-K	3.1	08/15/22

3.02	Amended and Restated Bylaws, dated as of August 12, 2022.	8-K	3.02	08/15/22

4.01	Form of Specimen Common Stock Certificate	S-1/A	4.01	09/21/99

4.02	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	4.02	03/31/23

4.03	Indenture dated as of October 3, 2023, between the Company and Wilmington Trust, National Association, as trustee.	8-K	4.1	10/03/23

4.04	First Supplemental Indenture dated as of October 3, 2023, between the Company and Wilmington Trust, National Association, as trustee	8-K	4.2	10/03/23

4.05	Form of 9.00% Senior Notes due 2027 (included as Exhibit A to 4.04 above)	8-K	4.2.1	45202

10.01	2010 Equity Incentive Plan, as amended.*	DEF 14A	Appendix A	10/25/19

10.02	SWK Holdings Corporation 2010 Equity Incentive Plan Form of Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10

10.03	Registration Rights Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.4	09/09/13

10.04	Employment Agreement, dated January 28, 2019, between the Company and Winston L. Black III.*	8-K	10.1	01/30/19

10.05	Royalty Agreement, dated April 2, 2013, among SWK Funding LLC, Bess Royalty, L.P. and InSite Vision Incorporated.**#	S-1/A	10.1	04/01/14

10.06	Stockholders’ Agreement, dated August 18, 2014, among Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd. and SWK Holdings Corporation	8-K	10.2	08/19/14

10.07	Amendment No. 1 to the Stockholders’ Agreement dated June 28, 2022	8-K	10.1	06/29/22

10.08	Amendment No. 2 to the Stockholders’ Agreement dated February 27, 2023	10-K	10.1	3/31/23

10.09	Royalty Agreement dated December 13, 2016, among SWK Funding LLC and Opiant Pharmaceuticals, Inc.	10-K	10.16	03/29/18

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.10	Loan and Security Agreement between SWK Holdings Corporation and SWK Funding LLC as Borrowers and Certain Financial Institutions as Lenders and State Bank and Trust Company as Agent dated June 29, 2018	8-K	10.1	07/02/18

10.11	First Amendment to Loan and Security Agreement dated August 26, 2019 by and among SWK Holdings Corporation and Cadence Bank, N.A.	10-K	10.1	03/31/23

10.12	Second Amendment to Loan and Security Agreement dated June 29, 2021 by and among SWK Holdings Corporation and Cadence Bank, N.A.	8-K	10.1	06/29/21

10.13	Third Amendment to Loan and Security Agreement dated September 27, 2021 by and among SWK Holdings Corporation and Cadence Bank, N.A.	8-K	10.1	10/01/21

10.14	Fourth Amendment to Loan and Security Agreement, dated September 26, 2022, by and among SWK Holdings Corporation, SWK Funding LLC and Cadence Bank, N.A.	8-K	10.1	09/28/22

10.15	Fifth Amendment to Loan and Security Agreement between SWK Holdings Corporation and SWK Funding LLC as Borrowers, and Cadence Bank, a Mississippi bank and successor by merger to Cadence Bank, N.A., a	8-K	10.1	11/22/22

10.16	Letter Agreement, dated June 30, 2022, by and between the Company and Winston L. Black III	8-K	10.1	07/08/22

10.17	Separation and Release Agreement, dated August 31, 2022, by and between the Company and Winston L. Black III.	10-Q	10.2	11/09/22

10.18	Employment Agreement, dated January 2, 2023 between SWK Holdings Corporation and Jody Staggs	8-K	10.1	01/03/23

10.19	Credit Agreement, dated June 28, 2023 by and among SWK Holdings Corporation, SWK Funding LLC, the Lenders party thereto and First Horizon Bank as a Lender and Agent	8-K	10.1	06/30/23

10.20	First Amendment to Credit Agreement dated October 10, 2023 by and among the Company, SWK Funding LLC, the financial institutions party thereto and First Horizon Bank as a Lender and Agent	8-K	10.1	10/13/23

10.21	Second Amendment to Credit Agreement dated December [13], 2023 by and among the Company, SWK Funding LLC, the financial institutions party thereto and First Horizon Bank as a Lender and Agent~†				X

21.01	Subsidiaries				X

23.01	Consent of Independent Registered Public Accounting Firm - BPM LLP				X

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

97.01	SWK Holdings Corporation Compensation Recovery				X

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

101.LAB+	XBRL Taxonomy Extension Labels Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

**	These certifications accompany SWK’s Annual Report on Form 10-K; they are not deemed “filed” with the SEC and are not to be incorporated by reference in any filing of SWK under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings, except to the extent that SWK specifically incorporates it by reference.

#	Confidential treatment is requested for certain confidential portions of these exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from these exhibits and filed separately with the Securities and Exchange Commission

+	Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.

~	Certain schedules and exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.