Form 10-Q
period 2024-03-31
SWK Holdings Corp
filed 2024-05-15
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 8, 2024, there were 12,472,727 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended March 31, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$5,498	$4,503
Restricted cash	—	733
Interest, accounts receivable and other receivables, net	6,352	4,729
Other current assets	2,086	1,904
Total current assets	13,936	11,869

Finance receivables, net of allowance for credit losses of $13,224 and $13,901 as of March 31, 2024 and December 31, 2023, respectively	261,285	274,504
Collateral on foreign currency forward contract	2,750	2,750
Marketable investments	394	48
Deferred tax assets, net	28,077	28,290
Warrant assets	610	1,759
Intangible assets, net	6,198	6,487
Property and equipment, net	5,212	5,438
Other non-current assets	3,888	3,109
Total assets	$322,350	$334,254

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$4,376	$3,944
Total current liabilities	4,376	3,944

Contingent consideration payable	4,900	4,900
Unsecured senior notes, net	30,927	30,781
Revolving credit facility	—	12,350
Other non-current liabilities	1,859	1,964
Total liabilities	42,062	53,939

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,481,944 and 12,497,770 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	4,424,216	4,425,104
Accumulated deficit	(4,143,940)	(4,144,801)
Total stockholders’ equity	280,288	280,315
Total liabilities and stockholders’ equity	$322,350	$334,254

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Finance receivable interest income, including fees	$11,454	$9,260
Pharmaceutical development	279	118
Other	46	33
Total revenues	11,779	9,411
Costs and expenses:
Provision for credit losses	5,323	—
Interest expense	1,256	182
Pharmaceutical manufacturing, research and development expense	530	719
Depreciation and amortization expense	514	648
General and administrative	2,684	2,540
Income from operations	1,472	5,322
Other income (expense), net
Unrealized net loss on warrants	(95)	(982)
Loss on exercise of warrants	(143)	—
Realized loss on sale of marketable investments	(231)	—
Gain on foreign currency transactions	87	186
Income before income tax expense (benefit)	1,090	4,526
Income tax expense (benefit)	229	(109)
Net income	$861	$4,635

Net income per share
Basic	$0.07	$0.36
Diluted	$0.07	$0.36
Weighted average shares outstanding
Basic	12,475	12,833
Diluted	12,540	12,875

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Three Months Ended March 31, 2024
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2023	12,497,770	12	$4,425,104	$(4,144,801)	$280,315
Stock-based compensation	—	—	111	—	111
Forfeiture of unvested restricted stock	(6,446)	—	—	—	—
Issuance of common stock upon vesting of restricted stock	48,918	—	—	—	—
Repurchases of common stock in open market	(58,298)	—	(999)	—	(999)
Net income	—	—	—	861	861
Balances at March 31, 2024	12,481,944	$12	$4,424,216	$(4,143,940)	$280,288

	Three Months Ended March 31, 2023
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Deficit	Equity
Balances at December 31, 2022	12,843,157	$12	$4,430,922	$(4,151,005)	$279,929
Stock-based compensation	—	—	35	—	35
Effect of adoption of ASU 2016-13	—	—	—	(9,683)	(9,683)
Issuance of common stock upon vesting of restricted stock	16,008	—	—	—	—
Repurchases of common stock in open market	(28,766)	—	(531)	—	(531)
Net income	—	—	—	4,635	4,635
Balances at March 31, 2023	12,830,399	$12	$4,430,426	$(4,156,053)	$274,385

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$861	$4,635
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,323	—
Right-of-use asset amortization	91	68
Amortization of debt issuance costs	248	15
Deferred income taxes	229	(122)
Change in fair value of warrants	95	982
Loss on exercise of warrants	143	—
Foreign currency transaction (gain) loss	(918)	186
Realized loss on sale of marketable investments	231	—
Loan discount and fee accretion on finance receivables	(1,256)	(1,466)
Interest paid-in-kind	(478)	(351)
Stock-based compensation	111	35
Depreciation and amortization	514	648
Changes in operating assets and liabilities:
Interest, accounts, and other receivables	(1,623)	(1,251)
Derivative assets and liabilities, net	831	(388)
Other assets	(283)	(915)
Accounts payable and other liabilities	311	(1,412)
Net cash provided by operating activities	4,430	664

Cash flows from investing activities:
Sale of marketable investments	258	—
Investment in finance receivables	(446)	(12,990)
Repayment of finance receivables	9,362	1,906
Corporate debt securities principal payments	7	10
Purchases of property and equipment	—	(8)
Net cash provided by (used in) investing activities	9,181	(11,082)

Cash flows from financing activities:
Net (payments on) proceeds from credit facility	(12,350)	8,037
Repurchases of common stock, including fees and expenses	(999)	(531)
Net cash (used in) provided by financing activities	(13,349)	7,506

Net increase (decrease) in cash, cash equivalents, and restricted cash	262	(2,912)
Cash, cash equivalents, and restricted cash at beginning of period	5,236	6,156
Cash, cash equivalents, and restricted cash at end of period	$5,498	$3,244

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company,” “we,” or “us”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, we commenced a strategy of building a specialty finance and asset management business. In August 2019, we commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. Our operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (collectively, “life sciences”). We allocate capital to each segment in order to generate income through the sales of life science products by third parties and related earned income sources. The Company is headquartered in Dallas, Texas, and as of March 31, 2024, the Company had 22 full-time employees.

The Company has net operating loss carryforwards (“NOLs”) and believes that the ability to utilize these NOLs is an important and substantial asset.

As of May 8, 2024, the Company and its partners have executed transactions with 55 different parties under its specialty finance strategy, funding an aggregate of $779.4 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

With an effective date of April 21, 2023 we entered into a collaboration agreement with a strategic partner under which we would be the exclusive provider of certain contract development and manufacturing organization (CDMO) services to its customers. Fee revenue generated as a result of this agreement is presented as pharmaceutical development revenue on the unaudited condensed consolidated statement of income and is accounted for in accordance with our revenue recognition policy as described under Revenue Recognition below.

With an effective date of January 1, 2024, we entered into an Option and Asset Purchase Agreement with the same strategic partner on March 14, 2024, which granted the partner an exclusive option to acquire certain of Enteris’ assets related to its business of providing CDMO services through Phase 1 and 2 to third parties, subject to certain exclusions. The partner must exercise the option by or before January 1, 2026.

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

Unaudited Interim Financial Information

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 20, 2024.

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

Segment Information

The Company earns revenues from its two U.S.-based business segments: its specialty finance and asset management business offering customized financing solutions to a broad range of life-sciences companies, and its business offering CDMO services to pharmaceutical partners as well as innovative formulation solutions built around its proprietary oral drug delivery technologies, the Peptelligence® platform.

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

Research and Development

Research and development expenses include the costs associated with internal research and development and research and development conducted for the Company by third parties. These costs primarily consist of salaries, pre-clinical and clinical trials, outside consultants, and supplies. All research and development costs discussed above are expensed as incurred. Third-party expenses reimbursed under research and development contracts, which are not refundable, are recorded as a reduction to pharmaceutical manufacturing research and development expense in the unaudited condensed consolidated statements of income.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity. ASU 2020-04 was effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company has identified existing loans that reference London Inter-Bank Offered Rate (“LIBOR”) and is in the process of evaluating alternatives in each situation. The Company expects that it will elect to apply some of the expedients and exceptions provided in ASU 2020-04 and does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Public entities are required to adopt the changes retrospectively, recasting each prior-period disclosure for which a comparative income statement is presented in the period of adoption. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The standard is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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

The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$861	$4,635

Denominator:
Weighted-average shares outstanding	12,475	12,833
Effect of dilutive securities	65	42
Weighted-average diluted shares	12,540	12,875

Basic net income per share	$0.07	$0.36
Diluted net income per share	$0.07	$0.36

For the three months ended March 31, 2024 and 2023, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 163,000 and 119,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive.

Note 3. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative write offs charged against the allowance for credit losses, and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying values of finance receivables were as follows (in thousands):

	March 31, 2024	December 31, 2023
Term loans	$210,875	$221,145
Royalty purchases	63,634	67,260
Total before allowance for credit losses	274,509	288,405
Allowance for credit losses	(13,224)	(13,901)
Total carrying value	$261,285	$274,504

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

Expected credit losses are estimated on a collective basis for groups of loans that share similar risk characteristics. For finance receivables that do not share similar risk characteristics with other finance receivables, expected credit losses are estimated on an individual basis. Expected credit losses are estimated over the contractual terms of the finance receivables, adjusted for expected prepayments and unfunded commitments, generally excluding extensions and modifications. The loan portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. As part of the Company’s quarterly assessment of the allowance, the finance receivables portfolio included two portfolio pools: Term Loans and Royalties.

The Company adopted Accounting Standard Update (“ASU”) 2016-13, as amended, on January 1, 2023 using the modified retrospective approach method. The implementation of ASU 2016-13 also impacted the Company’s ACL on unfunded loan commitments, as the ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company. The reserve for unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $0.4 million for the adoption of ASU 2016-13. As of March 31, 2024 and December 31, 2023, the Company has recorded a $0.2 million liability for credit losses on off-balance-sheet credit exposures related to unfunded commitments, with this liability included in accounts payable and accrued liabilities on the condensed consolidated balance sheets. Please refer to Note 6 for further information on the Company’s unfunded commitments.

The following table details the changes in the allowance for credit losses by portfolio pool for each of the three-months ended March 31 (in thousands):

	March 31, 2024			March 31, 2023
	Term Loans	Royalties	Total	Term Loans	Royalties	Total
Allowance at beginning of period	$9,731	$4,170	$13,901	$—	$11,846	$11,846
Effect of adoption of ASU 2016-13	—	—	—	8,900	2,886	11,786
Provision (benefit) for credit losses	5,547	(224)	5,323	—	—	—
Write offs(1)	(6,000)	—	(6,000)	—	(11,846)	(11,846)
Allowance at end of period	$9,278	$3,946	$13,224	$8,900	$2,886	$11,786

(1)	Reversal of finance receivable-specific ACL recognized in prior periods and the effect of the impairment recorded on the Trio loan during the three months ended March 31, 2024.

Non-Accrual Finance Receivables

The Company originates finance receivables to companies primarily in the life sciences sector. This concentration of credit exposes the Company to a higher degree of risk associated with this sector.

On a quarterly basis, the Company evaluates the carrying value of its finance receivables. Recognition of income is suspended, and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The Company would generally place term loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain and they are 90 days past due for interest or principal, unless the term loan is both well-secured and in the process of collection. When placed on nonaccrual, the Company would reverse any accrued unpaid interest receivable against interest income and suspended amortization of any net deferred fees is suspended. Generally, the Company would return a term loan to accrual status when all delinquent interest and principal become current under the terms of the credit agreement and collectibility of remaining principal and interest is no longer doubtful.

The following table presents nonaccrual and performing finance receivables by portfolio pool, net of allowance for credit loss (in thousands) as of:

	March 31, 2024			December 31, 2023
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$10,338	$200,537	$210,875	$9,128	$212,017	$221,145
Royalty purchases	16,496	47,138	63,634	16,854	50,406	67,260
Total before allowance for credit losses	$26,834	$247,675	$274,509	$25,982	$262,423	$288,405
Allowance for credit losses	$(1,470)	$(11,754)	$(13,224)	$(1,447)	$(12,454)	$(13,901)
Total carrying value	$25,364	$235,921	$261,285	$24,535	$249,969	$274,504

As of March 31, 2024, the Company had five finance receivables in nonaccrual status: (1) the term loan to Trio Healthcare Ltd. (“Trio”), with a carrying value of $3.6 million; (2) the term loan to Exeevo, Inc (“Exeevo”), with a carrying value of $6.8 million; (3) the Flowonix Medical, Inc. (“Flowonix”) royalty, with a carrying value of $10.4 million (see Loan Modifications Made to Borrowers Experiencing Financial Difficulty below for further details); (4) the Best ABT, Inc. (“Best”) royalty, with a carrying value of $2.5 million; and (5) the Ideal Implant, Inc. (“Ideal”) royalty, with a carrying value of $3.6 million. As of March 31, 2024 Trio was considered impaired by $6.0 million, with the $6.0 million impairment recognized in provision for credit losses on the unaudited condensed consolidated statements of income for the three months ended March 31, 2024. The Company collected $0.7 million and $0.1 million on its nonaccrual finance receivables during the three months ended March 31, 2024 and 2023, respectively.

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

Credit Quality of Finance Receivables

The Company evaluates all finance receivables on a quarterly basis and assigns a risk rating based upon management’s assessment of the borrower’s ability and likelihood of repayment. The assessment is subjective and based on multiple factors, including but not limited to, financial strength of borrowers and operating results of the underlying business. The credit risk analysis and rating assignment is performed quarterly in conjunction with the Company’s assessment of its allowance for credit losses. The Company uses the following definitions for its risk ratings for Term Loans:

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

3: Borrower performing in-line-to-modestly below Company expectations, and loan-to-value is similar to slightly worse than at the time of underwriting. Borrower has demonstrated access to capital markets.

4: Borrower performing in-line-to-modestly above Company expectations and loan-to-value similar or modestly better than underwriting case. Borrower has demonstrated access to capital markets.

5: Borrower performing in excess of Company expectations, and loan-to-value is better than at time of origination.

The Company uses an internal credit rating system which rates each Royalty on a color scale of Green to Red, with Green typically indicative of a Royalty that is exceeding base underwritten case and Red reflective of underperformance relative to plan.

The following table summarizes the carrying value of Finance Receivables by origination year, grouped by risk rating as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	2023	2022	2021	2020	2019	Prior	Total
Term Loans
5	$—	$—	$13,785	$—	$5,344	$—	$19,129
4	25,951	55,507	—	—	—	9,787	91,245
3	24,440	—	10,271	—	28,998	—	63,709
2	—	6,765	12,508	—	—	13,946	33,219
1	—	—	3,573	—	—	—	3,573
Subtotal - Term Loans	$50,391	$62,272	$40,137	$—	$34,342	$23,733	$210,875

Royalties
Green	$12,445	$12,390	$—	$14,363	$—	$1,317	$40,515
Yellow	—	—	—	3,184	—	3,439	6,623
Red	—	—	3,566	10,433	—	2,497	16,496
Subtotal - Royalties	$12,445	$12,390	$3,566	$27,980	$—	$7,253	$63,634

Total Finance Receivables, gross	$62,836	$74,662	$43,703	$27,980	$34,342	$30,986	$274,509

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Term Loans
5	$—	$—	$13,734	$—	$5,696	$—	$19,430
4	25,799	32,211	—	—	—	10,485	68,495
3	24,341	24,285	10,227	—	31,807	—	90,660
2	—	6,924	12,493	—	—	14,015	33,432
1	—	—	9,128	—	—	—	9,128
Subtotal - Term Loans	$50,140	$63,420	$45,582	$—	$37,503	$24,500	$221,145

Royalties
Green	$27,785	$—	$—	$14,650	$—	$1,340	$43,775
Yellow	—	—	—	3,212	—	3,419	6,631
Red	—	—	3,834	10,433	—	2,587	16,854
Subtotal - Royalties	$27,785	$—	$3,834	$28,295	$—	$7,346	$67,260
Total Finance Receivables, gross	$77,925	$63,420	$49,416	$28,295	$37,503	$31,846	$288,405

Note 4. Intangible Assets

As of March 31, 2024 and December 31, 2023, the gross book value, accumulated amortization, net book value and estimated useful life of acquired intangible assets were as follows (in thousands, except estimated useful life data):

	March 31, 2024
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licensing Agreement(1)	$29,400	$23,445	$5,955	10
Trade names and trademarks	210	97	113	10
Customer relationships	240	110	130	10
Total intangible assets	$29,850	$23,652	$6,198

	December 31, 2023
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licensing Agreement(1)	$29,400	$23,167	$6,233	10
Trade names and trademarks	210	92	118	10
Customer relationships	240	104	136	10
Total intangible assets	$29,850	$23,363	$6,487
(1)	Prior to our acquisition of Enteris, Enteris entered into the License Agreement with Cara Therapeutics, Inc. (“Cara”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory.

Amortization expense was $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, and was recognized within depreciation and amortization expense on the unaudited condensed consolidated statements of income. Based on amounts recorded at March 31, 2024, the Company will recognize acquired intangible asset amortization as follows (in thousands):

Remainder of 2024	$866
2025	1,154
2026	1,154
2027	1,154
2028	1,037
Thereafter	833
Total	$6,198

Note 5. Debt

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

The outstanding principal balance of the Credit Agreement will bear interest at a rate per annum equal to the sum of (i) Term Secured Overnight Financing Rate, or SOFR (as defined in the Credit Agreement) plus (ii) 3.75 percent at all times prior to the Commitment Termination Date. The outstanding principal balance of the revolving credit facility will bear interest at a rate per annum equal to the sum of (i) Term SOFR (as defined in the Credit Agreement) plus (ii) 4.25 percent at all times on and after the Commitment Termination Date. Under the terms of the Credit Agreement, all accrued and unpaid interest shall be due and payable, in arrears, on the first business day of each calendar month.

The Credit Agreement contains customary affirmative and negative covenants, in addition to financial covenants specifying that, as of the end of each calendar month, (i) the consolidated leverage ratio of Borrower will not exceed 1.00 to 1.00, (ii) the consolidated interest coverage ratio of Borrower will not be less than 4.00 to 1.00, (iii) the cash collection rate in relation to Borrower’s portfolio of loan assets will not be less than 4.5 percent, for such calendar month, (iv) the net charge-off percentage in relation to Borrower’s portfolio of loan assets will not exceed 3 percent for such calendar month, and (v) the weighted average risk rating in relation to Borrower portfolio of loan assets will not be less than 3.00. In addition, the Credit Agreement provides that at no time shall the Company permit its consolidated tangible net worth to be less than $145.0 million, or its liquidity (as defined in the Credit Agreement) to be less than $5.0 million. The Credit Agreement also contains events of default customary for such financings, the occurrence of which would permit the Agent and Lenders to accelerate the aggregate principal amount due thereunder. As of March 31, 2024 the Company was in compliance with all covenants.

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

As of March 31, 2024 there were no amounts outstanding under the new Credit Agreement. During the three months ended March 31, 2024 and 2023, the Company recognized $0.3 million and $0.2 million, respectively, of interest expense relating to the Credit Agreement and Prior Credit Agreement, respectively.

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

The following table summarizes the outstanding balance of the Notes, net of debt issuance costs (in thousands):

	March 31, 2024	December 31, 2023
2027 Senior Notes	$32,969	$32,969
Debt issuance costs	(2,042)	(2,188)
Total unsecured senior notes, net	$30,927	$30,781

The Company’s future principal obligations for the Notes were as follows (in thousands):

March 31, 2024
Remainder of 2024	$—
2025	—
2026	—
2027	32,969
Total unsecured senior notes, net	$32,969

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

The Company evaluated the 2027 Senior Notes for derivatives pursuant to Accounting Standard Codification (“ASC”) 815, “Derivatives and Hedging,” and identified an embedded derivative that required bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative was a default provision, which could require additional interest payments. The Company reassesses the feature quarterly to determine if it requires separate accounting. There have been no changes to the Company’s assessment through March 31, 2024 that the fair value of the embedded derivative is immaterial.

Note 6. Commitments and Contingencies

Lease Obligations

All the Company’s material leases are operating leases. Right-of-use (“ROU”) assets related to operating leases are included on the unaudited condensed consolidated balance sheets in other non-current assets. Operating lease cost is recognized over the lease term on a straight-line basis and is recorded within general and administrative expenses on the unaudited condensed consolidated statements of income. In March of 2023, the Company entered into a new lease for additional office space in Dallas, Texas. The Company’s corporate office spaces in Dallas, Texas total approximately 6,850 square feet consisting of the two office locations. Total rent expense recognized was $0.06 million and $0.03 million for three months ended March 31, 2024 and 2023, respectively. The respective office leases expire in August 2028 and August 2025.

The Enteris headquarters is located in Boonton, New Jersey, where Enteris leases approximately 32,000 square feet of space. Total rent expense recognized under the lease was $0.06 million for both the three months ended March 31, 2024 and 2023, respectively. The office lease expires in December 2024 with an option to renew for an additional five years.

The components of lease cost was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$125	$98
Variable lease cost	15	1
Total lease cost	$140	$99

Future minimum rent on the Company’s operating leases was as follows as of March 31, 2024 (in thousands):

Remainder of 2024	$384
2025	504
2026	461
2027	465
2028	405
Thereafter	272
Total future lease payments	$2,491

Contingent Consideration

The Company recorded contingent consideration related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. The estimated fair value of contingent consideration as of March 31, 2024 and December 31, 2023 was $4.9 million. The Company did not recognize a change in the estimated fair value of its contingent consideration during the three months ended March 31, 2024 and 2023.

Unfunded Commitments

As of March 31, 2024, the Company’s unfunded commitments were as follows (in thousands):

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

Litigation

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. As of March 31, 2024, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2024 and December 31, 2023.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the three months ended March 31, 2024 and 2023.

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

Finance Receivables

Finance receivables are measured at amortized cost, which approximates fair value. The fair value of finance receivables is estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the finance receivables. Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal. These receivables are classified as Level 3. Finance receivables are not measured at fair value on a recurring basis, but estimates of fair value are reflected below.

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

As of both March 31, 2024 and December 31, 2023, the acquisition-related contingent consideration liability was $4.9 million. For both the three months ended March 31, 2024 and 2023, the Company did not record a change in the estimated fair value of contingent consideration. The Company made no payments during the three months ended March 31, 2024 and 2023 against the contingent consideration liability. The contingent consideration payable is valued using a discounted cash flow approach and includes a significant unobservable input which is the discount rate. As of the three months ended March 31, 2024 and year ended 2023 the discount rate was 14.5% for both periods, respectively. During the year ended December 31, 2023 there was a change in the range of outcomes as a result of royalty and milestone cash flow projections being decreased for the License Agreement.

Marketable Investments

If active market prices are available, fair value measurement is based on quoted active market prices and, accordingly, these securities would be classified as Level 1. If active market prices are not available, fair value measurement is based on observable inputs other than quoted prices included within Level 1, such as prices for similar assets or broker quotes utilizing observable inputs, and accordingly these securities would be classified as Level 2. If market prices are not available and there are no observable inputs, then fair value would be estimated by using valuation models including discounted cash flow methodologies, commonly used option-pricing models and broker quotes. Such securities would be classified as Level 3, if the valuation models and broker quotes are based on inputs that are unobservable in the market. If fair value is based on broker quotes, the Company checks the validity of received prices based on comparison to prices of other similar assets and market data such as relevant benchmark indices. Available-for-sale securities are measured at fair value on a recurring basis, while securities with no readily available fair market value are not, but estimates of fair value are reflected below.

Derivative Instruments

For exchange-traded derivatives, fair value is based on quoted market prices, and accordingly, would be classified as Level 1. For non-exchange traded derivatives, fair value is based on option pricing models and are classified as Level 3.

The Company uses a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. The foreign currency forward contract is not designated as a hedging instrument, and changes in fair value are recognized in earnings. The foreign currency forward was recorded in other non-current assets in the consolidated balance sheets as of March 31, 2024 and December 31, 2023 and totaled to $1.8 million and $1.0 million, respectively. The Company recognized a $0.9 million and $0.2 million gain due to changes in fair value related to its foreign currency forward contract during the three months ended March 31, 2024 and March 31, 2023, respectively.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$610	$—	$—	$610
Foreign currency forward contract	1,844	—	—	1,844
Marketable investments	394	353	—	41

Financial Liabilities
Contingent consideration payable	$4,900	$—	$—	$4,900

The contingent consideration payable is valued using a discounted cash flow approach and includes a significant unobservable input which is the discount rate. As of the three months ended March 31, 2024 and year ended 2023 the discount rate was 14.5% for both periods, respectively. During the year ended December 31, 2023 there was a change in the range of outcomes as a result of royalty and milestone cash flow projections being decreased for the License Agreement.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$1,759	$—	$—	$1,759
Marketable investments	48	—	—	48
Foreign currency forward contract	974	—	—	974

Financial Liabilities:
Contingent consideration payable	$4,900	$—	$—	$4,900

The changes in fair value of the warrant assets during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

March 31, 2024		March 31, 2023
Fair value - December 31, 2023	$1,759	Fair value - December 31, 2022	$1,220
Issued	—	Issued	445
Canceled	—	Canceled	—
Exercised	(984)	Exercised	—
Change in fair value	(95)	Change in fair value	(982)
Loss on foreign currency transactions	(70)	Loss on foreign currency transactions	$—
Fair value - March 31, 2024	$610	Fair value - March 31, 2023	$683

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

	March 31, 2024	December 31, 2023
Dividend rate range	—	—
Risk-free rate range	4.2% to 4.4%	3.8% to 4.8%
Expected life (years) range	2.6 to 5.5	1.2 to 5.8
Expected volatility range	78.1% to 176.0%	75.3% to 154.3%

The warrant assets are valued using a market approach and include significant unobservable inputs such as risk-free rate, expected life, and expected volatility. For the three months ended March 31, 2024 the risk-free rate range weighted average was 4.4%, and had a median of 4.2%. For the year ended December 31, 2023 the risk-free rate range weighted average was 4.3%, and had a median of 3.8%. For the three months ended March 31, 2024 the expected life range weighted average was 3.4 years, and had a median of 4.4 years. For the year ended December 31, 2023 the expected life range weighted average was 3.4 years, and had a median of 4.4 years. For the three months ended March 31, 2024 the expected volatility range weighted average was 124.6%, and had a median of 134.4%. For the year ended December 31, 2023 the expected volatility range weighted average 124.6%, and median of 134.4%.

As of March 31, 2024 and December 31, 2023, the Company had one royalty, Best, that was deemed to be impaired based on reductions in carrying value in prior periods. As of March 31, 2024, the Company had one loan, Trio Healthcare, that was deemed to be impaired based on reductions in carrying value during the three months ended March 31, 2024. The following table presents this royalty and loan measured at amortized cost using the effective interest method, which approximates fair value, on a nonrecurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024	$6,070	$—	$—	$6,070
December 31, 2023	$2,587	$—	$—	$2,587

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2024 and December 31, 2023.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.

The following table presents the fair value of financial assets and liabilities as of March 31, 2024 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$261,285	$261,285	$—	$—	$261,285
Marketable investments	394	394	353	—	41
Warrant assets	610	610	—	—	610
Foreign Currency Forward Contract	1,844	1,844	—	—	1,844
Financial Liabilities
Contingent consideration payable	$4,900	$4,900	$—	$—	$4,900

The following table presents the fair value of financial assets and liabilities as of year ended December 31, 2023 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$274,504	$274,504	$—	$—	$274,504
Marketable investments	48	48	—	—	48
Warrant assets	1,759	1,759	—	—	1,759
Foreign Currency Forward Contract	974	974	—	—	974

Financial liabilities
Contingent consideration payable	$4,900	$4,900	$—	$—	$4,900

Note 8. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers.

The following table provides the contract revenue recognized by revenue source for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Pharmaceutical Development Segment
Pharmaceutical Development	$279	$118
Total contract revenue	$279	$118

The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.

The Company’s contract liabilities are presented as deferred income and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	March 31, 2024	December 31, 2023
Pharmaceutical Development Segment
Deferred income	$1,509	$9
Total contract liabilities	$1,509	$9

During the three months ended March 31, 2024, the Company did not recognize any of the 2023 deferred income from satisfaction of performance obligations. The Company did not have any contract assets as of March 31, 2024 or December 31, 2023.

Enteris Exclusive Option and Asset Purchase Agreement

With an effective date of January 1, 2024, we entered into an exclusive option and asset purchase agreement with a strategic partner on March 14, 2024 which granted the partner an exclusive option to acquire certain of Enteris’ assets related to its business of providing clinical manufacturing and development services. The partner must exercise the option by or before January 1, 2026. In exchange for the exclusive purchase option the partner is to provide consideration in the form of an “option fee” and “guaranteed revenue payments.”

The option fee is broken into two components: A low-single digit million fee due within 30 business days of executing the agreement; and should the option not be exercised by the first anniversary of the effective date, an additional low-single digit million fee will be due at that time. The first option fee was paid in April 2024. Option fee payments will be included in deferred income until the earlier of term expiration or exercise of the purchase option. Should the partner exercise the purchase option, any option fee payments made will be applied towards the purchase price.

The guaranteed revenue payments include two components: A mid-single digit million guaranteed revenue payment in 2024 and a mid-single digit million guaranteed revenue payment in 2025. The revenue is to be derived by the partner under an existing collaboration agreement, and partner is to pay the difference should the minimum amount not be met each year. Each years' guaranteed revenue amount is to be paid in two installments semi-annually each year. Should revenue exceed the 2024 or 2025 guaranteed revenue amounts after receiving a difference payment in the first half of the year, we must repay the partner the amount of such overpayment. We are evaluating the revenue recognition policy of the guaranteed revenue payments. No guaranteed revenue was recognized during the three months ended March 31, 2024.

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

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2024
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$11,454	$279	$—	$11,733
Other revenue	46	—	—	46
Provision for credit losses	5,323	—	—	5,323
Interest expense	1,256	—	—	1,256
Manufacturing, research and development	—	530	—	530
Depreciation and amortization expense	—	492	22	514
General and administrative	78	710	1,896	2,684
Other expense, net	(382)	—	—	(382)
Income tax expense	—	—	229	229
Net income (loss)	4,461	(1,453)	(2,147)	861

	Three Months Ended March 31, 2023
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$9,260	$118	$—	$9,378
Other revenue	31	—	2	33
Interest expense	182	—	—	182
Manufacturing, research and development	—	719	—	719
Depreciation and amortization expense	—	644	4	648
General and administrative	30	727	1,783	2,540
Other expense, net	(796)	—	—	(796)
Income tax benefit	—	—	(109)	(109)
Net income (loss)	8,283	(1,972)	(1,676)	4,635

Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this report.

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

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the three months ended March 31, 2024 (in thousands, except rate, share and per share data).

Royalty Purchases	Licensed Technology	Footnote	Funded Amount	GAAP Balance	Revenue Recognized
Besivance®	Ophthalmic antibiotic	(1)	$6,000	$—	$9
Best ABT, Inc.	Oncology diagnosis	(2), (3)	5,784	2,497	—
Coflex®/Kybella®	Spinal stenosis/submental fullness		4,350	3,184	93
Cambia®	NSAID migraine treatment	(4)	8,500	—	117
Duo Royalty	Japanese Women’s health/cystic fibrosis		15,353	12,390	615
Flowonix Medical, Inc.	Drug delivery device	(3), (5)	12,455	10,433	—
Forfivo XL®	Depressive disorder treatment		6,000	1,317	480
Ideal Implant, Inc.	Aesthetics	(3), (6)	4,025	3,566	—
Immune Globuin	Immune Globulin Therapeutics		14,100	12,445	1,234
Iluvien®	Diabetic macular edema		16,501	14,363	558
Veru, Inc.	Women’s health		10,000	3,439	129

Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Rate	Revenue Recognized
4Web, Inc.	First lien		12/31/24	$26,411	$28,998	12.8%	$1,322
AOTI, Inc.	First lien		03/21/27	12,478	12,620	11.0%	521
Elutia, Inc.	First lien		08/10/27	21,045	22,708	12.0%	966
BIOLASE, Inc.	First lien		05/31/25	12,970	13,946	11.3%	578
Biotricity, Inc.	First lien		12/21/26	12,364	12,508	14.5%	518
CDMO Manufacturer	First lien		09/13/27	5,000	5,092	13.3%	198
Epica International, Inc.	First lien		07/23/24	9,000	9,787	9.5%	356
eTon Pharmaceuticals, Inc.	First lien		11/13/24	5,075	5,344	10.0%	213
Journey Medical Corporation	First lien		12/27/27	15,000	14,848	15.0%	541
Exeevo, Inc.	First lien	(3)	07/01/27	6,793	6,765	12.8%	—
MedMinder Systems, Inc.	First lien		08/18/27	20,000	20,179	12.9%	722
MolecuLight, Inc.	First lien		12/29/26	10,000	10,271	12.8%	476
Nicoya Lifesciences, Inc.	First lien		11/30/26	6,000	6,011	12.8%	257
NeoLight, LLC	First lien		02/17/27	5,000	5,038	13.5%	212
Shield Therapeutics, Plc	First lien		09/28/28	20,000	19,402	14.3%	814
SKNV	First lien		05/15/27	13,496	13,785	10.4%	525
Trio Healthcare Ltd.	First lien	(2), (3)	07/01/26	3,598	3,573	12.5%	—

Marketable Investments	Number of Shares	Footnote	Funded Amount	GAAP Balance	Revenue Recognized
Secured Royalty Financing (Marketable Investment)	N/A	(2), (3)	$3,000	$41	$—
Eyepoint Pharma Common Stock	17,066	(7)	N/A	353	—

Warrants to Purchase Stock	Number of Shares	Footnote	Exercise Price per Share ($)	GAAP Balance	Change in Fair Value
4Web, Inc.	TBD		$—	$—	$—
AOTI, Inc.	92,490		—	—	—
Acer Therapeutics, Inc.	150,000		2.46	—	—
Acer Therapeutics, Inc.	100,000		1.51	—	—
Acer Therapeutics, Inc.	250,000		2.39	—	—
Acer Therapeutics, Inc.	500,000		1.00	—	—
Aziyo Biologics, Inc.	157,895		6.65	312	29
Aziyo Biologics, Inc.	30,075		6.65	59	6
BIOLASE, Inc.	22,039		9.80	1	—
Biotricity, Inc.	57,536		6.26	6	2
CDMO Manufacturer	211,442		1.42	—	—
CeloNova BioSciences, Inc.	TBD		—	—	—
DxTerity Diagnostics, Inc.	2,019,231		—	—	—
Epica International, Inc.	TBD		—	—	—
eTon Pharmaceuticals, Inc.	51,239		5.86	74	(23)
eTon Pharmaceuticals, Inc.	18,141		6.62	28	(8)
Exeevo, Inc.	930		—	—	—
Shield Warrant	8,910,540		—	130	(250)
MedMinder Systems, Inc.	72,324		—	—	—
MolecuLight, Inc.	TBD		—	—	—

	Assets	Revenue Recognized
Total finance receivables, gross	$274,509	$11,454
Total marketable investments	394	—
Fair value of warrant assets	610	—
Total assets, gross/revenues	$275,513	$11,454

(1)	U.S. royalty was paid off during the year ended December 31, 2021. SWK continues to receive insignificant royalties on international sales.
(2)	Investment considered partially impaired.
(3)	Investment on non-accrual.
(4)	Investment was paid off during the nine months ended September 30, 2023. SWK continues to receive insignificant royalties.
(5)	Flowonix Medical assets were sold to a medical device company during the nine months ended September 30, 2023. In exchange for releasing its lien, SWK received cash at close and is expected to receive royalties on sales of two products. The finance receivable is now classified as a royalty.
(6)	In July 2023, Ideal Implant assets were sold to an aesthetics company, which is expected to pay SWK a mid-single digit, capped royalty on implant sales beginning in 2024.
(7)	Eyepoint warrants exercised in 1Q24 and converted to shares.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2024, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the three months ended March 31, 2024 and 2023 (in millions)

	Three Months Ended March 31,
	2024	2023	Change $
Revenues	$11.8	$9.4	$2.4
Provision for credit losses	5.3	—	5.3
Interest expense	1.3	0.2	1.1
Pharmaceutical manufacturing, research and development expense	0.5	0.7	(0.2)
Depreciation and amortization expense	0.5	0.6	(0.1)
General and administrative expense	2.7	2.5	0.2
Other (expense) income, net	(0.4)	(0.8)	0.4
Income tax expense (benefit)	0.2	(0.1)	0.3
Net income	0.9	4.6	(3.7)

Revenues

Revenues increased to $11.8 million for the three months ended March 31, 2024 from $9.4 million for the three months ended March 31, 2023. The $2.4 million increase in revenue for the three months ended March 31, 2024 consisted of a $2.2 million increase in Finance Receivables segment revenue and a $0.2 million increase in Pharmaceutical Development segment revenue. The $2.2 million increase in Finance Receivables segment revenue was primarily due to a $4.1 million increase in interest and fees earned due to funding new and existing loans offset by $1.9 million decrease in interest, fees and royalties earned on finance receivables that were paid off in 2023.

Allowance for Credit Losses

Our allowance for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. We recognized a net provision for credit losses of $5.3 million during the three months ended March 31, 2024 and no recognition for provision for credit loss during three months ended March 31, 2023, respectively. The $6.0 million impairment on the Trio loan was included within the provision for credit losses. See Note 3 to the unaudited condensed consolidated financial statements for further information on the allowance for credit losses.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, 9.00% Senior Notes due 2027, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense increased to $1.3 million for the three months ended March 31, 2024 from $0.2 million for the three months ended March 31, 2023. The $1.1 million increase in interest expense was mainly due to issuing approximately $32.9 million of Notes in an underwritten public offering in October of 2023, and the establishment of the Credit Agreement as of March 31, 2023. See Note 6 for further information on the Notes, new Credit Agreement, and Prior Credit Agreement.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense decreased from $0.7 million for the three months ended March 31, 2023 to $0.5 million for the three months ended March 31, 2024. The $0.2 million decrease was primarily due to reduction in research and development and clinical trial expenditures during the period.

Depreciation and Amortization

The $0.1 million decrease in depreciation and amortization expense for the three months ended March 31, 2024 primarily consists of a decrease in amortization expense related to the intangible assets of Enteris. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative

General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses increased to $2.7 million for the three months ended March 31, 2024 from $2.5 million for the three months ended March 31, 2023. The $0.2 million increase included a $0.1 million decrease to salaries & wages and a $0.2 million increase in professional fees.

Other (Expense) Income, Net

Other expense, net decreased to $0.4 million for the three months ended March 31, 2024 from $0.8 million for the three months ended March 31, 2023. The $0.4 million decrease reflected a net aggregate decrease in unrealized loss on warrants of $0.8 million related to changes in fair value of warrants assets and foreign currency adjustments offset by $0.4 million in realized losses on sales of marketable investments and exercise of warrants.

Income Tax (Benefit) Expense

During the three months ended March 31, 2024 we recognized $0.2 million of income tax expense, while for the three months ended March 31, 2023 we recognized income tax benefit of $0.1 million. The change in income tax expense (benefit) is primarily attributed to changes in pre-tax net income, the Company's effective tax rate, which was 20.9% and 10.1% as of March 31, 2024 and 2023, respectively, and a release of valuation allowance on deferred tax assets of $0.6 million during the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had $5.5 million in cash and cash equivalents, compared to $4.5 million in cash and cash equivalents as of December 31, 2023. The primary driver of the $1.0 million increase in our cash balance was $19.0 million of interest, fees, principal and royalty payments received on our finance receivables. The increase in cash and cash equivalents was partially offset by $0.4 million of investment funding, net of deferred fees and origination expenses; $0.8 million holdback repayment; a net credit facility payment of $12.4 million; a payroll and benefits expense of $2.4 million; $2.3 million of accounts payable; and $1.0 million to repurchase shares of the Company's common stock on the open market, pursuant to the Company’s stock repurchase program.

We entered into a $45.0 million revolving credit facility in June 2023 with First Horizon Bank. The Credit Agreement provides for one or more incremental increases not to exceed $80.0 million, subject to the consent of the Agent and each Lender, at any time prior to the Commitment Termination Date. On October 10, 2023, the Company entered into a First Amendment to Credit Agreement pursuant to which Woodforest National Bank was added as a lender under the Credit Agreement for an aggregate commitment of $15.0 million, thereby increasing the aggregate commitments under the Credit Agreement from $45.0 million to $60.0 million. As of March 31, 2024, $0.0 million was outstanding under the new Credit Agreement, and $55.0 million was available for borrowing.

Our Prior Credit Agreement with Cadence Bank was terminated in connection with the establishment of the new Credit Agreement (please refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 6 of the notes to the consolidated financial statements for further information regarding the Credit Agreement with First Horizon Bank).

On October 3, 2023, the Company completed a registered underwritten public offering of $30.0 million of the Notes. On October 27, 2023, the underwriters exercised their option to purchase an additional approximately $3.0 million in aggregate principal amount of the Notes. The Notes will mature on January 31, 2027, unless earlier redeemed, and will bear interest at a rate of 9.00% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year and at maturity, commencing on December 31, 2023. The Company received net proceeds after discounts, commissions, expenses and fees, of approximately $30.6 million.

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

As of March 31, 2024, our finance receivables portfolio contains $261.3 million of net finance receivables and $0.4 million of marketable investments. We expect these assets to generate positive cash flows in 2024. We continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates. Changes in interest rates, including the levels of the underlying reference rates may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, our Finance Receivables segment may not be able to generate positive cash flow above what our existing assets are expected to produce in 2024. We do not assume any near-term repayments from borrowers, and as a result, no assurances can be given that actual results would not differ materially from the statement above.

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

As of March 31, 2024, we had $5 million of unfunded commitments. Please refer to Item 1., Financial Statements, Note 6 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Company’s commitments and contingencies.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the three months ended March 31, 2024, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at March 31, 2024 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the three months ended March 31, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 20, 2024. There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 16, 2023, the Company announced that the Board had authorized the Company to repurchase up to $10.0 million of the Company’s outstanding shares of common stock from time-to-time until May 16, 2024, through a trading plan established in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act (the “Repurchase Program”). The actual timing, number and value of shares repurchased under the Repurchase Program will depend on several factors, including the constraints specified in the Rule 10b5-1 trading plan, price, and general market conditions. There is no guarantee as to the exact number of shares that will be repurchased under the Repurchase Program. Our Board may also suspend or discontinue the Repurchase Program at any time, in its sole discretion. The purchase period for the Repurchase Program is May 16, 2023 through May 16, 2024.

The table below summarizes information about our purchases of common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 1, 2024 - January 31, 2024	42,267	$17.14	42,267	3,847
February 1, 2024 - February 29, 2024	5,124	16.73	5,124	3,761
March 1, 2024 - March 31, 2024	10,907	17.25	10,907	3,573
	58,298	$17.12	58,298

As of March 31, 2024, the Company has repurchased an aggregate of 384,386 shares under the Repurchase Program at a total cost of $6.4 million, or $16.72 per share. As of March 31, 2024, the maximum dollar value of shares that may yet be purchased under the Repurchase Program was approximately $3.6 million shares of common stock.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS

				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith

10.01	Exclusive Option and Asset Purchase Agreement, by and between Enteris Biopharma, Inc., SWK Holdings Corporation and AptarGroup, Inc., dated March 13, 2024.	8-K	10.1	3/19/24

10.02†	Consulting Agreement, by and between SWK Holdings Corporation and Yvette Heinrichson, dated February 14, 2024.**				☒

31.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				☒

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				☒

101.INS+	XBRL Instance				☒

101.SCH+	XBRL Taxonomy Extension Schema				☒

101.CAL+	XBRL Taxonomy Extension Calculation				☒

101.DEF+	XBRL Taxonomy Extension Definition				☒

101.LAB+	XBRL Taxonomy Extension Labels				☒

101.PRE+	XBRL Taxonomy Extension Presentation				☒

*	These certifications accompany this Quarterly Report on Form 10-Q. They are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of SWK Holdings Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

**	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

+	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

†	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

#	Exhibits and/or schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally copies of any omitted exhibits or schedules to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2024.

SWK Holdings Corporation

By:	/s/ Joe D. Staggs
Joe D. Staggs
Chief Executive Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

34