Form 10-Q
period 2024-06-30
SWK Holdings Corp
filed 2024-08-14
CIK 1089907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 8, 2024, there were 12,361,850 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation

Form 10-Q

Quarter Ended June 30, 2024

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

PART I. FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$5,549	$4,503
Restricted cash	—	733
Interest, accounts receivable and other receivables, net	7,384	4,729
Other current assets	1,859	1,904
Total current assets	14,792	11,869

Finance receivables, net of allowance for credit losses of $13,083 and $13,901 as of June 30, 2024 and December 31, 2023, respectively	265,470	274,504
Collateral on foreign currency forward contract	2,750	2,750
Marketable investments	731	48
Deferred tax assets, net	27,052	28,290
Warrant assets	835	1,759
Intangible assets, net	232	6,487
Property and equipment, net	5,008	5,438
Other non-current assets	4,504	3,109
Total assets	$321,374	$334,254

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable and accrued liabilities	$3,310	$3,935
Deferred income	2,216	9
Total current liabilities	5,526	3,944

Contingent consideration payable	—	4,900
Unsecured senior notes, net	31,078	30,781
Revolving credit facility	—	12,350
Other non-current liabilities	1,566	1,964
Total liabilities	38,170	53,939

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,447,195 and 12,497,770 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	4,423,472	4,425,104
Accumulated deficit	(4,140,280)	(4,144,801)
Total stockholders’ equity	283,204	280,315
Total liabilities and stockholders’ equity	$321,374	$334,254

 See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Finance receivable interest income, including fees	$10,680	$9,278	$21,399	$18,538
Pharmaceutical development	804	183	1,083	301
Other	57	36	103	69
Total revenues	11,541	9,497	22,585	18,908
Costs and expenses:
Provision (benefit) for credit losses	4,074	(682)	9,397	(682)
Loss on impairment of intangibles assets	5,771	—	5,771	—
Interest expense	1,119	363	2,375	545
Pharmaceutical manufacturing, research and development expense	520	1,509	1,050	2,228
Change in fair value of acquisition-related contingent consideration	(4,900)	—	(4,900)	—
Depreciation and amortization expense	421	637	935	1,285
General and administrative expense	2,923	2,997	5,607	5,537
Income from operations	1,613	4,673	2,350	9,995
Other income (expense), net
Unrealized net gain (loss) on warrants	226	399	131	(583)
Net realized gain on sale of marketable investments	656	—	513	—
Realized gain (loss) on sale of assets	3	—	(228)	—
Gain on revaluation of finance receivable	2,495	—	2,495	—
Realized and unrealized foreign currency transaction gains	437	316	524	502
Income before income tax expense	5,430	5,388	5,785	9,914
Income tax expense	1,035	1,454	1,264	1,345
Net income	$4,395	$3,934	$4,521	$8,569

Net income per share
Basic	$0.35	$0.31	$0.36	$0.67
Diluted	$0.35	$0.31	$0.36	$0.67
Weighted average shares outstanding
Basic	12,457	12,741	12,466	12,787
Diluted	12,528	12,785	12,534	12,830

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Six Months Ended June 30, 2024
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	In Capital	Deficit	Equity
Balances at December 31, 2023	12,497,770	$12	$4,425,104	$(4,144,801)	$280,315
Stock-based compensation	—	—	111	—	111
Forfeiture of unvested restricted stock	(6,446)	—	—	—	—
Issuance of common stock upon vesting of restricted stock	48,918	—	—	—	—
Repurchases of common stock in open market	(58,298)	—	(999)	—	(999)
Net income	—	—	—	126	126
Balances at March 31, 2024	12,481,944	12	4,424,216	(4,144,675)	279,553
Stock-based compensation	—	—	249	—	249
Issuance of common stock upon vesting of restricted stock	17,323	—	—	—	—
Repurchases of common stock in open market	(54,667)	—	(950)	—	(950)
Net settlement for employee taxes on stock options	—	—	(43)	—	(43)
Stock options exercised, net	2,595	—	—	—	—
Net income	—	—	—	4,395	4,395
Balances at June 30, 2024	12,447,195	$12	$4,423,472	$(4,140,280)	$283,204

	Six Months Ended June 30, 2023
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	In Capital	Deficit	Equity
Balances at December 31, 2022	12,843,157	$12	$4,430,922	$(4,151,005)	$279,929
Stock-based compensation	—	—	35	—	35
Effect of adoption of ASU 2016-13	—	—	—	(9,683)	(9,683)
Issuance of common stock upon vesting of restricted stock	16,008	—	—	—	—
Repurchases of common stock in open market	(28,766)	—	(531)	—	(531)
Net income	—	—	—	4,635	4,635
Balances at March 31, 2023	12,830,399	12	4,430,426	(4,156,053)	274,385
Stock-based compensation	—	—	164	—	164
Issuance of common stock upon vesting of restricted stock	8,612	—	—	—	—
Repurchase of common stock in open market	(272,492)	—	(4,599)	—	(4,599)
Net income	—	—	—	3,934	3,934
Balances at June 30, 2023	12,566,519	$12	$4,425,991	$(4,152,119)	$273,884

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$4,521	$8,569
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	9,397	(682)
Loss on impairment of intangible assets	5,771	—
Right-of-use amortization and cease use costs	261	156
Amortization of debt issuance costs	491	168
Deferred income taxes, net	1,239	1,316
Net change in fair value of warrant assets	(131)	583
Net realized gain on exercise of warrants	(513)	—
Realized loss from sale of assets	228	—
Change in fair value of acquisition-related contingent consideration	(4,900)	—
Gain on revaluation of finance receivable	(2,495)	—
Foreign currency transaction gain	(327)	(516)
Loan discount amortization and fee accretion	(2,592)	(2,297)
Interest paid-in-kind	(904)	(957)
Stock-based compensation	360	199
Depreciation and amortization expense	935	1,285
Changes in operating assets and liabilities:
Interest, accounts receivable and other receivables	(2,655)	(1,287)
Other assets	(150)	(792)
Accounts payable, accrued expenses, and other non-current liabilities	(900)	(354)
Deferred income	2,207	(3)
Net cash provided by operating activities	9,843	5,388

Cash flows from investing activities:
Sale of finance receivables	—	13,942
Sale of marketable investments	574	—
Investment in finance receivables	(7,446)	(13,101)
Repayment of finance receivables	11,693	3,041
Corporate debt securities principal payments	13	17
Purchases of property and equipment	(21)	(191)
Net cash provided by investing activities	4,813	3,708

Cash flows from financing activities:
Net settlement for employee taxes on stock options	(43)	—
Net payments on credit facility	(12,350)	(2,445)
Payments for financing costs	—	(872)
Repurchases of common stock, including fees and expenses	(1,950)	(5,130)
Net cash used in financing activities	(14,343)	(8,447)

Net increase in cash, cash equivalents, and restricted cash	313	649
Cash, cash equivalents, and restricted cash at beginning of period	5,236	6,156
Cash, cash equivalents, and restricted cash at end of period	$5,549	$6,805

Supplemental non-cash investing and financing activities:
Derecognition of right-of-use assets and operating lease liabilities upon termination of lease	$82	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies

Nature of Operations

SWK Holdings Corporation (the “Company,” “we,” or “us”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, we commenced a strategy of building a specialty finance and asset management business. In August 2019, we commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. Our operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (collectively, “life sciences”). We allocate capital to each segment in order to generate income through the sales of life science products by third parties and related earned income sources. The Company is headquartered in Dallas, Texas, and as of June 30, 2024, the Company had 22 full-time employees.

The Company has net operating loss carryforwards (“NOLs”) and believes that the ability to utilize these NOLs is an important and substantial asset.

As of August 8, 2024, the Company and its partners have executed transactions with 56 different parties under its specialty finance strategy, funding an aggregate of $779.8 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.

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

With an effective date of April 21, 2023 we entered into a collaboration agreement with a strategic partner under which we would be the exclusive provider of certain contract development and manufacturing organization (“CDMO”) services to its customers. Fee revenue generated as a result of this agreement is presented as pharmaceutical development revenue on the unaudited condensed consolidated statement of income and is accounted for in accordance with our revenue recognition policy as described under Revenue Recognition below.

With an effective date of January 1, 2024, we entered into an Option and Asset Purchase Agreement with the same strategic partner on March 14, 2024, which granted the partner an exclusive option to acquire certain of Enteris’ assets related to its business of providing CDMO services to third parties, subject to certain exclusions. The partner must exercise the option by or before January 1, 2026.

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

The Company owns interests in various partnerships and limited liability companies, or LLCs. The Company consolidates its investments in these partnerships or LLCs where the Company, as the general partner or managing member, exercises effective control. Even though the Company’s ownership may be less than 50 percent, the related governing agreements provide the Company with broad powers, and the other parties do not participate in the management of the entities and do not effectively have the ability to remove the Company. The Company has reviewed each of the underlying agreements to determine if it has effective control. If circumstances change and it is determined this control does not exist, any such investment would be recorded using the equity method of accounting. Although this would change individual line items within the Company’s consolidated financial statements, it would have no effect on its operations and/or total stockholders’ equity attributable to the Company.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are required in the determination of revenue recognition; stock-based compensation; valuation of interest and accounts receivable; allowance for credit losses; valuation or impairment of long-lived assets; property and equipment; intangible assets; valuation of warrants and other investments; contingent consideration; income taxes; and contingencies and litigation, among others. Some of these judgments can be subjective and complex, and consequently, actual results may differ from these estimates. The Company’s estimates often are based on complex judgments, probabilities and assumptions that it believes to be reasonable but that are inherently uncertain and unpredictable. For any given individual estimate or assumption made by the Company, there may also be other estimates or assumptions that are reasonable.

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

Segment Information

The Company earns revenues from its two U.S.-based business segments: its specialty finance and asset management business offering customized financing solutions to a broad range of life-sciences companies (“Finance Receivable segment”), and its business offering CDMO services to pharmaceutical partners as well as innovative formulation solutions built around its proprietary oral drug delivery technologies, the Peptelligence® platform (“Pharmaceutical Development segment”).

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

Correction of an Error in Previously Issued Unaudited Condensed Financial Statements

During the quarter ended June 30, 2024, the Company identified an error related to the recognition of a holdback liability for a royalty which was incorrectly recorded into revenue. This error affected the consolidated financial statements for the quarter ended March 31, 2024 and was determined to be immaterial to the prior period’s unaudited condensed consolidated financial statements and did not warrant restatement and reissuance of the previously issued unaudited condensed consolidated financial statements. However, the Company recorded a correction to the prior quarter ended March 31, 2024 and the financial statements will be revised the next time they are presented as comparative information in future filings. The Company based their qualitative and quantitative analysis on SEC Staff’s Accounting Bulletins Topic 1.M, “Materiality and Topic 1.N, Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements.”

The following table details the revisions to the line items of our previously issued unaudited condensed financial statements to reflect the correction of the error (in thousands):

Three Months Ended March 31, 2024	As Reported	Adjustment	As Revised
Revenues:
Finance receivable interest income, including fees	$11,454	$(735)	$10,719
Pharmaceutical development	279	—	279
Other	46	—	46
Total revenues	11,779	(735)	11,044
Net income	$861	$(735)	$126
Basic net income per share	$0.07	$(0.06)	$0.01
Diluted net income per share	$0.07	$(0.06)	$0.01
Assets:
Finance receivables, net of allowance for credit	261,285	(13)	261,272
Total assets	$322,350	$(13)	$322,337
Stockholders’ equity:
Accumulated deficit	(4,143,940)	(735)	(4,144,675)
Total stockholders’ equity	$280,288	$(735)	$279,553

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

The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$4,395	$3,934	$4,521	$8,569

Denominator:
Weighted-average shares outstanding	12,457	12,741	12,466	12,787
Effect of dilutive securities	71	44	68	43
Weighted-average diluted shares	12,528	12,785	12,534	12,830

Basic net income per share	$0.35	$0.31	$0.36	$0.67
Diluted net income per share	$0.35	$0.31	$0.36	$0.67

For the three months ended June 30, 2024 and 2023, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 159,000 and 118,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive. For the six months ended June 30, 2024 and 2023, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 161,000 and 119,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive.

Note 3. Finance Receivables

Finance receivables are reported at their determined principal balances net of any unearned income, cumulative write offs charged against the allowance for credit losses, and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.

The carrying values of finance receivables were as follows (in thousands):

	June 30, 2024	December 31, 2023
Term loans	$213,683	$221,145
Royalty purchases	64,870	67,260
Total before allowance for credit losses	278,553	288,405
Allowance for credit losses	(13,083)	(13,901)
Total carrying value	$265,470	$274,504

Allowance for Credit Losses

The allowance for credit loss (“ACL”) is management’s estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Given the current level of economic uncertainty, the complexity of the ACL estimate and level of management judgment required, we believe it is possible that the ACL estimate could change, potentially materially, in future periods. Changes in the ACL may result from changes in current economic conditions, our economic forecast, and circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.

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

The Company adopted ASU 2016-13, as amended, on January 1, 2023 using the modified retrospective approach method. The implementation of ASU 2016-13 also impacted the Company’s ACL on unfunded loan commitments, as the ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company. The reserve for unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $0.4 million for the adoption of ASU 2016-13. As of June 30, 2024 the Company has a $0.1 million liability for credit losses on off-balance sheet exposures related to unfunded commitments, with this liability included in accounts payable and accrued liabilities on the condensed consolidated balance sheets. As of December 31, 2023, the Company recorded a $0.2 million liability for credit losses on off-balance-sheet credit exposures related to unfunded commitments, with this liability included in accounts payable and accrued liabilities on the condensed consolidated balance sheets. Please refer to Note 6 for further information on the Company’s unfunded commitments.

Allowance for Credit Losses - methodology update for the three months ended June 30, 2024

During the three months ended June 30, 2024, the Company revised its methodology for calculating the allowance for credit losses to be more directly tied to the individual risk ratings, as determined by management, of investments. This resulted in a re-allocation of the existing allowance and did not have a material impact on the total allowance for credit losses amount. Previously, the Company’s quarterly assessment of the allowance included two portfolio pools: Term Loans and Royalties. After the change in methodology effective for the quarter ended June 30, 2024, these pools are further broken down into individual risk ratings applied to each investment to allow for a more precise method for calculating the allowance for credit losses.

The following table details the changes in the allowance for credit losses by Term Loans and Royalties (in thousands):

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Term Loans	Royalties	Total	Term Loans	Royalties		Total
Allowance at beginning of period	$9,731	$4,170	$13,901	$—	$11,846		$11,846
Effect of adoption of ASU 2016-13	—	—	—	8,900	2,886		11,786
Provision (benefit) for credit losses	5,055	127	5,182	(572)	(110)		(682)
Write offs	(6,000)	—	(6,000)	—	(11,846)	(1)	(11,846)
Allowance at end of period	$8,786	$4,297	$13,083	$8,328	$2,776		$11,104

(1)	Reversal of finance receivable-specific ACL recognized in prior periods. No impact to unaudited condensed consolidated statement of income for the six months ended June 30, 2023.

Non-Accrual Finance Receivables

The Company originates finance receivables to companies primarily in the life sciences sector. This concentration of credit exposes the Company to a higher degree of risk associated with this sector.

On a quarterly basis, the Company evaluates the carrying value of its finance receivables. Recognition of income is suspended, and the finance receivable is placed on non-accrual status when management determines that collection of future income is not probable. This evaluation is generally based on delinquency information, an assessment of the borrower’s financial condition and the adequacy of collateral, if any. The Company would generally place term loans on nonaccrual status when the full and timely collection of interest or principal becomes uncertain and they are 90 days past due for interest or principal, unless the term loan is both well-secured and in the process of collection. When placed on nonaccrual, the Company would reverse any accrued unpaid interest receivable against interest income and amortization of any net deferred fees is suspended. Generally, the Company would return a term loan to accrual status when all delinquent interest and principal become current under the terms of the credit agreement.

The following table presents nonaccrual and performing finance receivables by portfolio pool, net of allowance for credit losses (in thousands) as of:

	June 30, 2024			December 31, 2023
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$6,010	$207,673	$213,683	$9,128	$212,017	$221,145
Royalty purchases	16,434	48,436	64,870	16,854	50,406	67,260
Total before allowance for credit losses	22,444	256,109	278,553	25,982	262,423	288,405
Allowance for credit losses	(3,368)	(9,715)	(13,083)	(1,447)	(12,454)	(13,901)
Total carrying value	$19,076	$246,394	$265,470	$24,535	$249,969	$274,504

As of June 30, 2024, the Company had five finance receivables in nonaccrual status: (1) the term loan to Trio Healthcare Ltd. (“Trio”), with a carrying value of $1.5 million; (2) the term loan to Exeevo, Inc (“Exeevo”), with a carrying value of $4.5 million; (3) the Flowonix Medical, Inc. (“Flowonix”) royalty, with a carrying value of $10.4 million (see Loan Modifications Made to Borrowers Experiencing Financial Difficulty below for further details); (4) the Best ABT, Inc. (“Best”) royalty, with a carrying value of $2.4 million; and (5) the Ideal Implant, Inc. (“Ideal”) royalty, with a carrying value of $3.6 million. As of June 30, 2024 Trio was considered impaired by $8.1 million and Exeevo was impaired by $2.2 million with the impairments recognized as a reduction in the allowance for credit losses on the unaudited condensed consolidated statements of income for the six months ended June 30, 2024. The Company collected $0.7 million and $0.2 million on its nonaccrual finance receivables for the six months ended June 30, 2024 and 2023, respectively.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty

Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02 “Troubled Debt Restructuring (“TDRs”) and Vintage Disclosures (Topic 326)”, which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. The update specifically required additional disclosures on loan modifications to borrowers experiencing financial difficulties that involved an interest rate reduction, other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof.

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

Revaluation of Finance Receivable

During the three months ended June 30, 2024, the Company revalued its royalty for Iluvien as a result of entering into an amendment during the quarter. Pursuant to the amendment, the forecast of cash flows to be received over the life of the financial royalty was revised resulting in a revaluation gain of $2.5 million and corresponding mark-up to the carrying value which is included in the “Gain on revaluation of finance receivable” caption on our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2024.

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

The Company uses an internal credit rating system which rates each Royalty on a color scale of Green to Red, with Green typically indicative of a Royalty that is exceeding base underwritten case, Yellow indicates a Royalty performing in-line with underwritten plan, and Red reflective of underperformance relative to plan.

The following table summarizes the carrying value of Finance Receivables by origination year, grouped by risk rating as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	2023	2022	2021	2020	2019	Prior	Total
Term Loans
5	$—	$—	$13,835	$—	$4,991	$—	$18,826
4	31,108	57,988	—	—	—	9,328	98,424
3	24,604	—	10,718	—	29,154	—	64,476
2	—	—	12,601	—	—	13,346	25,947
1	—	4,538	1,472	—	—	—	6,010
Subtotal - Term Loans	$55,712	$62,526	$38,626	$—	$34,145	$22,674	$213,683

Royalties
Green	$12,110	$11,985	$—	$16,595	$—	$1,297	$41,987
Yellow	—	—	—	3,087	—	3,362	6,449
Red	—	—	3,564	10,433	—	2,437	16,434
Subtotal - Royalties	$12,110	$11,985	$3,564	$30,115	$—	$7,096	$64,870
Total Finance Receivables, gross	$67,822	$74,511	$42,190	$30,115	$34,145	$29,770	$278,553

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Term Loans
5	$—	$—	$13,734	$—	$5,696	$—	$19,430
4	25,799	32,211	—	—	—	10,485	68,495
3	24,341	24,285	10,227	—	31,807	—	90,660
2	—	6,924	12,493	—	—	14,015	33,432
1	—	—	9,128	—	—	—	9,128
Subtotal - Term Loans	$50,140	$63,420	$45,582	$—	$37,503	$24,500	$221,145

Royalties
Green	$27,785	$—	$—	$14,650	$—	$1,340	$43,775
Yellow	—	—	—	3,212	—	3,419	6,631
Red	—	—	3,834	10,433	—	2,587	16,854
Subtotal - Royalties	$27,785	$—	$3,834	$28,295	$—	$7,346	$67,260
Total Finance Receivables, gross	$77,925	$63,420	$49,416	$28,295	$37,503	$31,846	$288,405

Note 4. Intangible Assets

As of June 30, 2024 and December 31, 2023, the gross book value, accumulated amortization, net book value and estimated useful life of acquired intangible assets were as follows (in thousands, except estimated useful life data):

	June 30, 2024
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Trade names and trademarks	$210	$102	$108	10
Customer relationships	240	116	124	10
Total intangible assets	$450	$218	$232

	December 31, 2023
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licensing Agreement(1)	$29,400	$23,167	$6,233	10
Trade names and trademarks	210	92	118	10
Customer relationships	240	104	136	10
Total intangible assets	$29,850	$23,363	$6,487

(1)	Prior to our acquisition of Enteris, Enteris entered into the License Agreement with Cara Therapeutics, Inc. (“Cara”), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory. As of June 30, 2024, the Company concluded that the milestones and royalties pursuant to the License Agreement would not be realized as a result of non-viability of product covered by the License Agreement. The Company has recognized a full impairment on the license of its remaining net book value of $5.8 million which is included in the “Loss on impairment of intangible assets” section of our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2024.

Amortization expense was $0.2 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and was recognized within depreciation and amortization expense on the unaudited condensed consolidated statements of income. Amortization expense related to intangible assets was $0.5 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively. Based on amounts recorded at June 30, 2024, the Company will recognize acquired intangible asset amortization as follows (in thousands):

Schedule of Intangible Asset Amortization Expense

Remainder of 2024	$23
2025	45
2026	45
2027	45
2028	45
Thereafter	29
Total	$232

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

The Credit Agreement contains customary affirmative and negative covenants, in addition to financial covenants specifying that, as of the end of each calendar month, (i) the consolidated leverage ratio of Borrower will not exceed 1.00 to 1.00, (ii) the consolidated interest coverage ratio of Borrower will not be less than 4.00 to 1.00, (iii) the cash collection rate in relation to Borrower’s portfolio of loan assets will not be less than 4.5 percent, for such calendar month, (iv) the net charge-off percentage in relation to Borrower’s portfolio of loan assets will not exceed 3 percent for such calendar month, (v) the weighted average risk rating in relation to Borrower portfolio of loan assets will not be less than 3.00, and (vi) the Company's cumulative share repurchases will not exceed $5 million in value in any 12-month period. In addition, the Credit Agreement provides that at no time shall the Company permit its consolidated tangible net worth to be less than $145.0 million, or its liquidity (as defined in the Credit Agreement) to be less than $5.0 million. The Credit Agreement also contains events of default customary for such financings, the occurrence of which would permit the Agent and Lenders to accelerate the aggregate principal amount due thereunder. As of the date of this filing, the Company is in process of amending the Credit Agreement whereby the covenant for net charge-off percentage will be revised upwards, the consolidated interest coverage ratio will be revised downwards and the Company's share repurchase basket will be increased. The amendment will address covenant defaults as of June 30, 2024 and waive any past defaults.

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

As of June 30, 2024 there were no amounts outstanding under the new Credit Agreement. During the three months ended June 30, 2024 and 2023, the Company recognized $1.1 million and $0.4 million, respectively, of interest expense relating to the Credit Agreement and Prior Credit Agreement, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized $2.4 million and $0.5 million, respectively, of interest expense in connection with the Credit Agreement.

Senior Notes Due 2027

On October 3, 2023, the Company issued a $30.0 million aggregate principal amount of 9.00% Senior Notes due 2027 (“2027 Senior Notes” or “Notes”) in a registered underwritten public offering. On October 27, 2023, the underwriter exercised in full, its over-allotment option by purchasing an additional approximately $3.0 million aggregate principal amount of the 2027 Senior Notes. The interest rates are fixed at 9.00% per annum and are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on December 31, 2023, and until maturity. The Notes will mature on January 31, 2027. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $30.6 million. The Company intends to use the net proceeds from the offering for general corporate purposes, including funding future acquisitions and investments, repaying indebtedness, making capital expenditures, and funding working capital.

The following table summarizes the outstanding balance of the Notes, net of debt issuance costs (in thousands):

	June 30, 2024	December 31, 2023
2027 Senior Notes	$32,969	$32,969
Debt issuance costs	(1,891)	(2,188)
Total unsecured senior notes, net	$31,078	$30,781

The Company’s future principal obligations for the Notes were as follows (in thousands):

June 30, 2024
Remainder of 2024	$—
2025	—
2026	—
2027	32,969
Total unsecured senior notes, net	$32,969

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

The Company evaluated the 2027 Senior Notes for derivatives pursuant to Accounting Standard Codification (“ASC”) 815, “Derivatives and Hedging,” and identified an embedded derivative that required bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative was a default provision, which could require additional interest payments. The Company reassesses the feature quarterly to determine if it requires separate accounting. There have been no changes to the Company’s assessment that the fair value of the embedded derivative is immaterial through June 30, 2024.

Note 6. Commitments and Contingencies

Lease Obligations

All the Company’s material leases are operating leases. Right-of-use (“ROU”) assets related to operating leases are included on the unaudited condensed consolidated balance sheets in other non-current assets. Operating lease cost is recognized over the lease term on a straight-line basis and is recorded within general and administrative expenses on the unaudited condensed consolidated statements of income. In March of 2023, the Company entered into a new lease for additional office space in Dallas, Texas on Sherry Lane. The Company’s corporate office spaces in Dallas, Texas total approximately 6,850 square feet consisting of the two office locations (Sherry Lane and Preston Road). Total rent expense recognized was $0.3 million and $0.2 million for six months ended June 30, 2024 and 2023, respectively.

On June 10, 2024, the Company entered into a lease termination agreement to its Preston Road office lease in Dallas (the “Lease Termination”). The Lease Termination terminated the Company’s rights and obligations with respect to the leased premises on June 30, 2024. As such, the ROU assets and operating lease liabilities were written off, and the Company recorded a gain of $4 thousand for the quarter ended June 30, 2024 and paid an early termination fee of $9 thousand. The remaining Sherry Lane office lease is set to expire in August 2028.

The Enteris headquarters is located in Boonton, New Jersey, where Enteris leases approximately 32,000 square feet of space. The office lease expires in December 2029 with an option to renew for an additional five years.

The components of lease cost was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$134	$125	$259	$222
Variable lease cost	17	23	32	24
Total lease cost	$151	$148	$291	$246

Future minimum rent on the Company’s operating leases was as follows as of June 30, 2024 (in thousands):

Remainder of 2024	$283
2025	456
2026	461
2027	465
2028	405
Thereafter	272
Total future lease payments	$2,342

Contingent Consideration

During fiscal year 2019 the Company recorded contingent consideration related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. As of June 30, 2024, it has been determined the milestones and royalties pursuant to the License Agreement would not be realized as a result of non-viability of the product covered by the License Agreement. Accordingly, the Company has concluded that the liability for contingent consideration, previously held at its estimated fair value of $4.9 million, should be $0. The write-off of this contingent consideration liability has resulted in a gain of $4.9 million, which is included in the “Change in fair value of acquisition-related contingent consideration” caption of our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2024.

Unfunded Commitments

Per the terms of the royalty purchase or credit agreements, unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time, and in the case of loan transactions, are subject to being advanced as long as an event of default does not exist. As of June 30, 2024 SWK had $5.0 million of unfunded commitments.

Litigation

The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. As of June 30, 2024, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

Indemnification

As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2024 and December 31, 2023.

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

Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the six months ended June 30, 2024 and 2023.

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

Contingent Consideration

The fair value measurements of the contingent consideration obligations and the related intangible assets arising from business combinations are classified as Level 3 estimates under the fair value hierarchy, as these items have been valued using unobservable inputs. These inputs include: (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Changes in fair value of this obligation are recorded as income or expense within operating income in our consolidated statements of income. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. As noted above in Note 6, the acquisition-related contingent consideration liability was written down to $0 as of June 30, 2024 due to non-viability of the underlying product.

Marketable Investments

If active market prices are available, fair value measurement is based on quoted active market prices and, accordingly, these securities are classified as Level 1. If active market prices are not available, fair value measurement is based on observable inputs other than quoted prices included within Level 1, such as prices for similar assets or broker quotes utilizing observable inputs, and accordingly these securities are classified as Level 2. If market prices are not available and there are no observable inputs, then fair value would be estimated by using valuation models including discounted cash flow methodologies, commonly used option-pricing models and broker quotes. Such securities are classified as Level 3, if the valuation models and broker quotes are based on inputs that are unobservable in the market. If fair value is based on broker quotes, the Company checks the validity of received prices based on comparison to prices of other similar assets and market data such as relevant benchmark indices. Available-for-sale securities are measured at fair value on a recurring basis, while securities with no readily available fair market value are not, but estimates of fair value are reflected below.

Derivative Instruments

For exchange-traded derivatives, fair value is based on quoted market prices, and accordingly, would be classified as Level 1. For non-exchange traded derivatives, fair value is based on option pricing models and are classified as Level 3.

The Company uses a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. The foreign currency forward contract is not designated as a hedging instrument, and changes in fair value are recognized in earnings. The foreign currency forward was recorded in other non-current assets in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 and totaled to $2.6 million and $1.0 million, respectively. The Company recognized a $0.8 million and $1.2 million gain due to changes in fair value related to its foreign currency forward contract during the three months ended June 30, 2024 and June 30, 2023, respectively. The Company recognized a $1.7 million and $1.6 million gain due to changes in fair value related to its foreign currency forward contract for the six months ended June 30, 2024 and June 30, 2023, respectively.

The following table presents financial assets measured at fair value on a recurring basis as of June 30, 2024 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$835	$—	$—	$835
Marketable investments	731	696	—	35
Foreign currency forward contract	2,629	—	—	2,629

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$1,759	$—	$—	$1,759
Marketable investments	48	—	—	48
Foreign currency forward contract	974	—	—	974

Financial liabilities:
Contingent consideration payable	$4,900	$—	$—	$4,900

The contingent consideration payable was valued using a discounted cash flow approach and included a significant unobservable input which is the discount rate. During the six months ended June 30, 2024 there was a write off of the full balance of contingent consideration liability due to the non-viability of the underlying product. See Note 6 for further information.

The changes in fair value of the warrant assets during the six months ended June 30, 2024 and 2023 were as follows (in thousands):

June 30, 2024		June 30, 2023
Fair value - December 31, 2023	$1,759	Fair value - December 31, 2022	$1,220
Issued	—	Issued	822
Exercised	(984)	Exercised	—
Change in fair value	130	Change in fair value	(583)
Loss on foreign currency transactions	$(70)	Loss on foreign currency transactions	$—
Fair value - June 30, 2024	$835	Fair value - June 30, 2023	$1,459

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

Schedule of weighted average assumptions

	June 30, 2024	December 31, 2023
Dividend rate range	—	—
Risk-free rate range	4.3% to 4.7%	3.8% to 4.8%
Expected life (years) range	2.4 to 5.3	1.2 to 5.8
Expected volatility range	73% to 177.7%	75.3% to 154.3%

The warrant assets are valued using a market approach and include significant unobservable inputs such as risk-free rate, expected life, and expected volatility. For the six months ended June 30, 2024 the risk-free rate range weighted average was 4.4%, and had a median of 4.3%. For the year ended December 31, 2023 the risk-free rate range weighted average was 4.3%, and had a median of 3.8%. For the six months ended June 30, 2024 the expected life range weighted average was 4.2 years, and had a median of 4.5 years. For the year ended December 31, 2023 the expected life range weighted average was 3.4 years, and had a median of 4.4 years. For the six months ended June 30, 2024 the expected volatility range weighted average was 102.7%, and had a median of 90.8%. For the year ended December 31, 2023 the expected volatility range weighted average 124.6%, and median of 134.4%.

As of June 30, 2024 and December 31, 2023, the Company had one royalty, Best, that was deemed to be impaired based on reductions in carrying value in prior periods. As of June 30, 2024, the Company had two loans, Trio Healthcare and Exeevo, that was deemed to be impaired based on reductions in carrying value during the six months ended June 30, 2024. The following table presents this royalty and the loans measured at amortized cost using the effective interest method, which approximates fair value, on a nonrecurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024	$8,448	$—	$—	$8,448
December 31, 2023	$2,587	$—	$—	$2,587

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2024 and December 31, 2023.

The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.

The following table presents the fair value of financial assets as of June 30, 2024 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$265,470	$265,470	$—	$—	$265,470
Marketable investments	731	731	696	—	35
Warrant assets	835	835	—	—	835
Foreign currency forward contract	2,629	2,629	—	—	2,629

The following table presents the fair value of financial assets and liabilities as of year ended December 31, 2023 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$274,504	$274,504	$—	$—	$274,504
Marketable investments	48	48	—	—	48
Warrant assets	1,759	1,759	—	—	1,759
Foreign currency forward contract	974	974	—	—	974

Financial liabilities
Contingent consideration payable	$4,900	$4,900	$—	$—	$4,900

Note 8. Revenue Recognition

The Company’s Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company’s Finance Receivables segment does not have any revenues received from contracts with customers.

The following table provides the contract revenue recognized by revenue source for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pharmaceutical Development Segment
License Agreement	$49	$10	$49	$10
Pharmaceutical Development	755	173	1,034	291
Total contract revenue	$804	$183	$1,083	$301

The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.

The Company’s contract liabilities are presented as deferred income and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	June 30, 2024	December 31, 2023
Pharmaceutical Development Segment
Deferred income	$2,216	$9
Total contract liabilities	$2,216	$9

During the six months ended June 30, 2024, the Company recognized the full remaining balance of $9 thousand of 2023 deferred income from satisfaction of performance obligations. The Company did not have any contract assets as of June 30, 2024 or December 31, 2023.

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

The guaranteed revenue payments include two components: A mid-single digit million guaranteed revenue payment in 2024 and a mid-single digit million guaranteed revenue payment in 2025. The revenue is to be derived by the partner under an existing collaboration agreement, and partner is to pay the difference should the minimum amount not be met each year. Each year’s guaranteed revenue amount is to be paid in two installments semi-annually each year. Should revenue exceed the 2024 or 2025 guaranteed revenue amounts after receiving a difference payment in the first half of the year, we must repay the partner the amount of such overpayment. Guaranteed revenue of $0.4 million was recognized during the three and six months ended June 30, 2024.

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

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2024
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$10,680	$804	$—	$11,484
Other revenue	57	—	—	57
Provision for credit losses	4,074	—	—	4,074
Loss on impairment of intangible assets	—	5,771	—	5,771
Interest expense	225	2	892	1,119
Pharmaceutical manufacturing, research and development expense	—	520	—	520
Change in fair value of acquisition-related contingent consideration	—	(4,900)	—	(4,900)
Depreciation and amortization expense	—	400	21	421
General and administrative expense	91	748	2,084	2,923
Other income (expense), net	3,851	—	(34)	3,817
Income tax expense	—	—	1,035	1,035
Net income (loss)	10,198	(1,737)	(4,066)	4,395

	Three Months Ended June 30, 2023
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$9,278	$183	$—	$9,461
Other revenue	36	—	—	36
Benefit for credit losses	(682)	—	—	(682)
Interest expense	363	—	—	363
Pharmaceutical manufacturing, research and development expense	—	1,509	—	1,509
Depreciation and amortization expense	—	633	4	637
General and administrative expense	137	981	1,879	2,997
Other income, net	715	—	—	715
Income tax expense	—	—	1,454	1,454
Net income (loss)	10,211	(2,940)	(3,337)	3,934

	Six Months Ended June 30, 2024
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$21,399	$1,083	$—	$22,482
Other revenue	103	—	—	103
Provision for credit losses	9,397	—	—	9,397
Loss on impairment intangible assets	—	5,771	—	5,771
Interest expense	590	5	1,780	2,375
Pharmaceutical manufacturing, research and development expense	—	1,050	—	1,050
Change in fair value of acquisition-related contingent consideration	—	(4,900)	—	(4,900)
Depreciation and amortization expense	—	892	43	935
General and administrative expense	169	1,457	3,981	5,607
Other income (expense), net	3,843	—	(408)	3,435
Income tax expense	—	—	1,264	1,264
Net income (loss)	15,189	(3,192)	(7,476)	4,521

	Six Months Ended June 30, 2023
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$18,538	$301	$—	$18,839
Other revenue	67	—	2	69
Benefit for credit losses	(682)	—	—	(682)
Interest expense	545	—	—	545
Pharmaceutical manufacturing, research and development expense	—	2,228	—	2,228
Depreciation and amortization expense	—	1,277	8	1,285
General and administrative expense	167	1,709	3,661	5,537
Other expense, net	(81)	—	—	(81)
Income tax expense	—	—	1,345	1,345
Net income (loss)	18,494	(4,913)	(5,012)	8,569

Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

Note 10. Subsequent Events

Relief Therapeutics

On August 2, 2024, SWK Funding, a subsidiary of the Company, entered into a royalty purchase agreement with Relief Therapeutics Holding SA (“Relief”) and APR Applied Pharma Research SA pursuant to which SWK Funding paid $5.8 million at closing with another $5.3 million available for borrowing should Relief achieve certain milestones. In exchange, SWK Funding will receive royalties based off sales as listed in the agreement.

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

Finance Receivables Portfolio Overview

The table below provides an overview of our outstanding finance receivables transactions as of, and for the three and six months ended June 30, 2024 (in thousands, except rate, share and per share data).

					Revenue (Loss) Recognized
Royalty Purchases	Licensed Technology	Footnote	Funded Amount	GAAP Balance	2Q 2024	Year-to- Date
Besivance®	Ophthalmic antibiotic	(1)	$6,000	$—	$8	$17
Best ABT, Inc.	Oncology diagnosis	(2), (3)	5,784	2,437	—	—
Coflex®/Kybella®	Spinal stenosis/submental fullness		4,350	3,087	(11)	82
Cambia®	NSAID migraine treatment	(4)	8,500	—	93	210
Duo Royalty	Japanese Women’s health/cystic fibrosis		15,353	11,986	563	1,178
Flowonix Medical, Inc.	Drug delivery device	(3), (5)	12,455	10,433	—	—
Forfivo XL®	Depressive disorder treatment		6,000	1,296	245	725
Ideal Implant, Inc.	Aesthetics	(3), (6)	4,025	3,564	—	—
Immune Globuin	Immune Globulin Therapeutics	(9)	14,100	12,110	805	1,303
Iluvien®	Diabetic macular edema		16,501	16,595	545	1,103
Veru, Inc.	Women’s health		10,000	3,362	130	260

							Revenue (Loss) Recognized
Term Loans	Type	Footnote	Maturity Date	Principal	GAAP Balance	Rate	2Q 2024	Year-to- Date
4Web, Inc.	First lien		12/31/24	$26,411	$29,154	11.3%	$1,190	$2,512
AOTI, Inc.	First lien		03/21/27	14,478	14,639	11.2%	573	1,094
Elutia, Inc.	First lien		08/10/27	21,045	23,128	12.0%	944	1,910
BIOLASE, Inc.	First lien		05/31/25	12,270	13,346	10.3%	564	1,142
Biotricity, Inc.	First lien		12/21/26	12,364	12,601	11.5%	594	1,112
CDMO Manufacturer	First lien		09/13/27	5,000	5,161	13.3%	202	400
Epica International, Inc.	First lien		07/23/24	8,450	9,328	11.5%	379	736
eTon Pharmaceuticals, Inc.	First lien		11/13/24	4,690	4,991	13.3%	200	413
Journey Medical Corporation	First lien		12/27/27	20,000	19,888	12.8%	542	1,083
Exeevo, Inc.	First lien	(2), (3)	07/01/27	4,558	4,538	12.8%	8	8
MedMinder Systems, Inc.	First lien		08/18/27	20,000	20,221	12.3%	768	1,490
MolecuLight, Inc.	First lien		12/29/26	10,426	10,718	12.8%	461	937
Nicoya Lifesciences, Inc.	First lien		11/30/26	6,000	6,059	12.8%	265	522
NeoLight, LLC	First lien		02/17/27	5,000	5,115	13.5%	266	478
Shield Therapeutics, Plc	First lien		09/28/28	20,000	19,489	14.3%	824	1,638
SKNV	First lien		05/15/27	13,497	13,835	10.4%	522	1,046
Trio Healthcare Ltd.	First lien	(2), (3)	07/01/26	1,498	1,472	12.5%	—	—

					Revenue (Loss) Recognized
Marketable Investments	Number of Shares	Footnote	Funded Amount	GAAP Balance	2Q 2024	Year-to- Date
Secured Royalty Financing (Marketable Investment)	N/A	(2), (3)	$3,000	$35	$—	$—
Eyepoint Pharma Common Stock	—	(7)	N/A	0	—	—
AOTI Common Stock	402,634	(8)	N/A	$696	$—	$—

					Change in Fair Value
Warrants to Purchase Stock	Number of Shares	Footnote	Exercise Price per Share ($)	GAAP Balance	2Q 2024	Year-to- Date
4Web, Inc.	TBD		$—	$—	$—	$—
Aziyo Biologics, Inc.	157,895		6.65	536	224	253
Aziyo Biologics, Inc.	30,075		6.65	102	43	49
BIOLASE, Inc.	22,039		9.80	1	—	—
Biotricity, Inc.	57,536		6.26	2	(4)	(2)
CDMO Manufacturer	211,442		1.42	—	—	—
CeloNova BioSciences, Inc.	TBD		—	—	—	—
DxTerity Diagnostics, Inc.	2,019,231		—	—	—	—
Epica International, Inc.	TBD		—	—	—	—
eTon Pharmaceuticals, Inc.	51,239		5.86	50	(24)	(47)
eTon Pharmaceuticals, Inc.	18,141		6.62	19	(9)	(17)
Exeevo, Inc.	930		—	—	—	—
EyePoint Pharmaceuticals, Inc.	40,910		11.00	—	—	127
EyePoint Pharmaceuticals, Inc.	7,773		19.30	—	—	22
Shield Warrant	8,910,540			125	(4)	(254)
MedMinder Systems, Inc.	72,324		—	—	—	—
MolecuLight, Inc.	TBD		—	—	—	—

		Revenue (Loss) Recognized
	Assets	2Q 2024	Year-to-Date
Total finance receivables, gross	$278,553	$10,680	$21,399
Total marketable investments	731	—	—
Total fair value of warrant assets	835	—	—
Total	$280,119	$10,680	$21,399

(1)	US royalty was paid off during the year ended December 31, 2021. SWK continues to receive insignificant royalties on international sales.
(2)	Investment considered partially impaired.
(3)	Investment on non-accrual.
(4)	Investment was paid off during the nine months ended September 30, 2023.
(5)	Flowonix Medical assets were sold to a medical device company during the nine months ended September 30, 2023. In exchange for releasing its lien, SWK received cash at close and is expected to receive royalties on sales of two products. The finance receivable is now classified as a royalty.
(6)	In July 2023, Ideal Implant assets were sold to an aesthetics company, which is expected to pay SWK a mid-single digit, capped royalty on implant sales in 2024.
(7)	Eyepoint warrants exercised in 1Q 2024 and converted to shares. The shares were sold during 2Q 2024.
(8)	AOTI warrants exercised in 2Q 2024 and converted to shares.
(9)	During the three months ended June 30, 2024, the Company identified an error in the calculation of revenue related to the release of a holdback liability for ImmuneGlobulin during the three months ended March 31, 2024. The error led to finance receivable interest income being overstated by $0.7 million for the three months ended March 31, 2024. See Note 1 for more details.

Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2024, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements

Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the three months ended June 30, 2024 and 2023 (in millions)

	Three Months Ended June 30,
	2024	2023	Change $
Revenues	$11.5	$9.5	$2.0
Provision (benefit) for credit losses	4.1	(0.7)	4.8
Loss on impairment of intangible assets	5.8	—	5.8
Interest expense	1.1	0.4	0.7
Pharmaceutical manufacturing, research and development expense	0.5	1.5	(1.0)
Change in fair value of acquisition-related contingent consideration	(4.9)	—	(4.9)
Depreciation and amortization expense	0.4	0.6	(0.2)
General and administrative expense	2.9	3.0	(0.1)
Other income, net	3.8	0.7	3.1
Income tax expense	1.0	1.5	(0.5)
Net income	4.4	3.9	0.5

Revenues

Revenues increased to $11.5 million for the three months ended June 30, 2024 from $9.5 million for the three months ended June 30, 2023. The $2.0 million increase in revenue for the three months ended June 30, 2024 consisted of a $1.4 million increase in Finance Receivables segment revenue and a $0.6 million increase in Pharmaceutical Development segment revenue. The $1.4 million increase in Finance Receivables segment revenue was primarily due an increase of $3.1 million in interest and fees earned due to funding new and existing loans offset by $1.7 million decrease in interest, fees and royalties earned on finance receivables that were paid off during the period.

Provision (Benefit) for Credit Losses

Our provision for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. We recognized a net provision for credit losses of $4.1 million during the three months ended June 30, 2024 and $0.7 million benefit during three months ended June 30, 2023, respectively. The $2.1 million impairment on the Trio loan and $2.2 million impairment on the Exeevo loan were both included within the provision for credit losses. See Note 3 to the unaudited condensed consolidated financial statements for further information on the allowance for credit losses.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, 9.00% Senior Notes due 2027, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense increased to $1.1 million for the three months ended June 30, 2024 from $0.4 million for the three months ended June 30, 2023. The $0.7 million increase in interest expense was mainly due to issuing approximately $32.9 million of Notes in an underwritten public offering in October of 2023, and the establishment of the Credit Agreement as of June 30, 2023. See Note 6 for further information on the Notes, new Credit Agreement, and Prior Credit Agreement.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense decreased from $1.5 million for the three months ended June 30, 2023 to $0.5 million for the three months ended June 30, 2024. The $1.0 million decrease was primarily due to reduction in research and development and clinical trial related to cancelled projects.

Depreciation and Amortization Expense

The $0.2 million decrease in depreciation and amortization expense for the three months ended June 30, 2024 primarily consists of a decrease in amortization expense related to no longer amortizing intangible assets related to the Cara license. Amortization expense is aligned with the expected future cash flows of the intangible assets.

General and Administrative Expense

General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses decreased to $2.9 million for the three months ended June 30, 2024 from $3.0 million for the three months ended June 30, 2023 resulting in an immaterial change in total activity between the periods.

Other Income, Net

Other income, net increased to $3.8 million for the three months ended June 30, 2024 from $0.7 million for the three months ended June 30, 2023. The $3.1 million increase includes a $2.5 million gain on revaluation related to the Iluvien royalty after a contractual re-negotiation during the current quarter, and also includes a gain of $0.7 million from the exercise of warrants during current quarter.

Income Tax Expense

During the three months ended June 30, 2024 we recognized $1.0 million of income tax expense, while for the three months ended June 30, 2023 we recognized income tax of $1.5 million. The change in income tax expense is primarily attributed to changes in pre-tax net income, and the Company’s effective tax rate, which was 20.9% and 10.1% as of June 30, 2024 and 2023.

Comparison of the six months ended June 30, 2024 and 2023 (in millions)

	Six Months Ended June 30,
	2024	2023	Change $
Revenues	$22.6	$18.9	$3.7
Provision (benefit) for credit losses	9.4	(0.7)	10.1
Loss on impairment of intangible assets	5.8	—	5.8
Interest expense	2.4	0.5	1.9
Pharmaceutical manufacturing, research and development expense	1.1	2.2	(1.1)
Change in fair value of acquisition-related contingent consideration	(4.9)	—	(4.9)
Depreciation and amortization expense	0.9	1.3	(0.4)
General and administrative expense	5.6	5.5	0.1
Other income (expense), net	3.4	(0.1)	3.5
Income tax expense	1.3	1.3	—
Net income	4.5	8.6	(4.1)

Revenues

Revenues increased to $22.6 million for the six months ended June 30, 2024 from $18.9 million for the six months ended June 30, 2023. The $3.7 million increase in revenue for the six months ended June 30, 2024 consisted of a $2.9 million increase in Finance Receivables segment revenue and a $0.8 million increase in Pharmaceutical Development segment revenue. The $2.9 million increase in Finance Receivables segment revenue was primarily due to a $6.3 million increase in interest and fees earned due to funding new and existing loans offset by $3.4 million decrease in interest, fees and royalties earned on finance receivables that were paid off during the period.

Provision (Benefit) for Credit Losses

Our provision for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. We recognized a net provision for credit losses of $9.4 million during the six months ended June 30, 2024 and a $0.7 million benefit during six months ended June 30, 2023, respectively. Most of the change was related to a $8.1 million impairment on the Trio loan and $2.2 million impairment on the Exeevo loan that were included within the provision for credit losses during the period. See Note 3 to the unaudited condensed consolidated financial statements for further information on the allowance for credit losses.

Interest Expense

Interest expense consists of interest accrued on our revolving line of credit, 9.00% Senior Notes due 2027, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense increased to $2.4 million for the six months ended June 30, 2024 from $0.5 million for the six months ended June 30, 2023. The $1.9 million increase in interest expense was mainly due to issuing approximately $32.9 million of Notes in an underwritten public offering in October of 2023. See Note 6 for further information on the Notes, new Credit Agreement, and Prior Credit Agreement.

Pharmaceutical Manufacturing, Research and Development Expense

Pharmaceutical manufacturing, research and development expense decreased from $2.2 million for the six months ended June 30, 2023 to $1.1 million for the six months ended June 30, 2024. The $1.1 million decrease was primarily due to a reduction in research and development and clinical trial expenditures related to cancelled projects during the period.

Depreciation and Amortization Expense

The $0.4 million decrease in depreciation and amortization expense for the six months ended June 30, 2024 primarily consists of a decrease in amortization expense related to no longer amortizing intangible assets related to the Cara license. Amortization expense is aligned with the expected future cash flows of the intangible assets. See Note 4 for more information on the impairment of the Cara license.

General and Administrative Expense

General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses increased to $5.6 million for the six months ended June 30, 2024 from $5.5 million for the six months ended June 30, 2023 resulting in an immaterial change in total activity between the periods.

Other Income (Expense), Net

Other expense, net increased to $3.4 million for the six months ended June 30, 2024 from $0.1 million for the six months ended June 30, 2023. The $3.5 million increase includes a $2.5 million gain on revaluation related to the Iluvien royalty after a contractual re-negotiation, a gain of $0.7 million due to the exercise of warrants, a loss of $0.3 million on the sale of common shares, and the remaining activity relating to warrant fair value adjustments based on share price.

Income Tax Expense

During the six months ended June 30, 2024 and 2023 we recognized $1.3 million of income tax expense. Income tax expense remained consistent period over period and the Company’s effective tax rate was 20.9% and 10.1% as of June 30, 2024 and 2023, respectively, and a release of valuation allowance on deferred tax assets of $0.6 million took place during the six months ended June 30, 2023

Liquidity and Capital Resources

As of June 30, 2024, we had $5.5 million in cash and cash equivalents and restricted cash, compared to $5.2 million as of December 31, 2023. The primary driver of the $0.3 million increase in our cash balance was $29 million of interest, fees, principal and royalty payments received on our finance receivables. The increase in cash and cash equivalents was partially offset by $8.2 million of investment funding, net of deferred fees and origination expenses; $0.8 million holdback repayment; a net credit facility payment of $12.4 million; a payroll and benefits expense of $2.4 million; $3.2 million of accounts payable; and $1.9 million to repurchase shares of the Company’s common stock on the open market, pursuant to the Company’s stock repurchase program.

We entered into a $45.0 million revolving credit facility in June 2023 with First Horizon Bank. The Credit Agreement provides for one or more incremental increases not to exceed $80.0 million, subject to the consent of the Agent and each Lender, at any time prior to the Commitment Termination Date. On October 10, 2023, the Company entered into a First Amendment to Credit Agreement pursuant to which Woodforest National Bank was added as a lender under the Credit Agreement for an aggregate commitment of $15.0 million, thereby increasing the aggregate commitments under the Credit Agreement from $45.0 million to $60.0 million. As of June 30, 2024, there was no outstanding amount under the new Credit Agreement, and $55.0 million was available for borrowing. The $60.0 million Credit Agreement contains a $5.0 million liquidity covenant, bringing the total amount available for borrowing to $55.0 million.

Our Prior Credit Agreement with Cadence Bank was terminated in connection with the establishment of the new Credit Agreement (please refer to Part II, Item 8, Financial Statements and Supplementary Data, Note 6 of the notes to the consolidated financial statements for further information regarding the Credit Agreement with First Horizon Bank).

On October 3, 2023, the Company completed a registered underwritten public offering of $30.0 million of the Notes. On October 27, 2023, the underwriters exercised their option to purchase an additional approximately $3.0 million in aggregate principal amount of the Notes. The Notes will mature on January 31, 2027, unless earlier redeemed, and will bear interest at a rate of 9.00% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year and at maturity, commencing on December 31, 2023. The Company received net proceeds after discounts, commissions, expenses and fees, of approximately $30.6 million. As of the date of this filing the Company is in process of amending the Credit Agreement whereby the covenant for net charge-off percentage will be revised upwards, and will include an increase to the Company’s share buyback basket. The amendment will be retroactively applicable to the quarter ended June 30, 2024. See Note 5 for more information.

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

As of June 30, 2024, our finance receivables portfolio contains $265.5 million of net finance receivables and $731 thousand of marketable investments. We expect these assets to generate positive cash flows in 2024. We continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates. Changes in interest rates, including the levels of the underlying reference rates may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

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

As of June 30, 2024, we had $5.0 million in unfunded commitments. Please refer to Item 1., Financial Statements, Note 6 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Company’s commitments and contingencies.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

During the six months ended June 30, 2024, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at June 30, 2024 approximated its carrying value.

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

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes during the three months ended June 30, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The table below summarizes information about our purchases of common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1, 2024 - April 30, 2024	15,529	$17.33	15,529	3,304
May 1, 2024 - May 31, 2024	33,240	17.51	33,240	2,722
June 1, 2024 - June 30, 2024	5,898	16.72	5,898	2,623
	54,667	$17.19	54,667

As of June 30, 2024, the Company has repurchased an aggregate of 439,053 shares under the Repurchase Program at a total cost of $7.4 million, or $16.80 per share. As of June 30, 2024, the maximum dollar value of shares that may yet be purchased under the Repurchase Program was approximately $2.6 million shares of common stock.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS

				Filing	Filed
Number	Exhibit Description	Form	Exhibit	Date	Herewith

3.01	Third Amended and Restated Certificate of Incorporation, dated as of August 12, 2022.	8-K	3.1	8/15/22

3.02	Amended and Restated Bylaws, dated as of August 12, 2022.	8-K	3.02	8/15/22

31.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS+	XBRL Instance				X

101.SCH+	XBRL Taxonomy Extension Schema				X

101.CAL+	XBRL Taxonomy Extension Calculation				X

101.DEF+	XBRL Taxonomy Extension Definition				X

101.LAB+	XBRL Taxonomy Extension Labels				X

101.PRE+	XBRL Taxonomy Extension Presentation				X

*	These certifications accompany this Quarterly Report on Form 10-Q. They are not deemed “filed” with the Securities and Exchange Commission and are not to be incorporated by reference in any filing of SWK Holdings Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

+	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2024.

SWK Holdings Corporation

By:	/s/ Joe D. Staggs
Joe D. Staggs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Adam Rice
Adam Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)