Form 10-Q
period 2024-09-30
SWK Holdings Corp
filed 2024-11-14
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes     ☒   No
As of November 7, 2024, there were 12,233,223 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation
Form 10-Q
Quarter Ended September 30, 2024

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
These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors,” those described in Item 1A. "Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023, and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$17,178	$4,503
Restricted cash	—	733
Interest, accounts receivable and other receivables, net	6,420	4,729
Other current assets	1,610	1,904
Total current assets	25,208	11,869

Finance receivables, net of allowance for credit losses of $14,343 and $13,901 as of September 30, 2024 and December 31, 2023, respectively	255,904	274,504
Collateral on foreign currency forward contract	2,750	2,750
Marketable investments	755	48
Deferred tax assets, net	26,190	28,290
Warrant assets	2,026	1,759
Intangible assets, net	220	6,487
Property and equipment, net	4,816	5,438
Other non-current assets	3,410	3,109
Total assets	$321,279	$334,254

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$2,874	$3,935
Deferred income	2,109	9
Total current liabilities	4,983	3,944

Contingent consideration payable	—	4,900
Unsecured senior notes, net	31,243	30,781
Revolving credit facility	—	12,350
Other non-current liabilities	1,622	1,964
Total liabilities	37,848	53,939

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,263,982 and 12,497,770 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	4,420,604	4,425,104
Accumulated deficit	(4,137,185)	(4,144,801)
Total stockholders' equity	283,431	280,315
Total liabilities and stockholders' equity	$321,279	$334,254
 See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Finance receivable interest income, including fees	$9,498	$8,608	$30,519	$27,146
Pharmaceutical development	628	315	1,711	616
Other	292	39	395	108
Total revenues	10,418	8,962	32,625	27,870
Costs and expenses:
Provision (benefit) for credit losses	1,385	223	10,777	(459)
Loss on impairment of intangibles assets	—	—	5,771	—
Interest expense	1,139	176	3,514	721
Pharmaceutical manufacturing, research and development expense	585	606	1,635	2,834
Change in fair value of acquisition-related contingent consideration	—	—	(4,900)	—
Depreciation and amortization expense	234	652	1,169	1,937
General and administrative expense	2,993	2,979	8,600	8,516
Income from operations	4,082	4,326	6,059	14,321
Other income (expense), net
Unrealized net gain (loss) on warrants	47	(162)	178	(745)
Unrealized net (loss) gain on marketable investments	(6)	—	12	—
Realized gain on sale of marketable investments	—	—	495	—
Realized loss on sale of assets	—	—	(228)	—
Gain on revaluation of finance receivable	—	—	2,495	—
Realized and unrealized foreign currency transaction gains (losses)	251	(76)	775	426
Income before income tax expense (benefit)	4,374	4,088	9,786	14,002
Income tax expense (benefit)	906	(386)	2,170	959
Net income	$3,468	$4,474	$7,616	$13,043

Net income per share
Basic	$0.28	$0.36	$0.61	$1.03
Diluted	$0.28	$0.36	$0.61	$1.02
Weighted average shares outstanding
Basic	12,318	12,539	12,417	12,703
Diluted	12,408	12,582	12,492	12,746

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2023	12,497,770	$12	$4,425,104	$(4,144,801)	$280,315
Stock-based compensation	—	—	111	—	111
Forfeiture of unvested restricted stock	(6,446)	—	—	—	—
Issuance of common stock upon vesting of restricted stock	48,918	—	—	—	—
Repurchases of common stock in open market	(58,298)	—	(999)	—	(999)
Net income	—	—	—	468	468
Balances at March 31, 2024	12,481,944	12	4,424,216	(4,144,333)	279,895
Stock-based compensation	—	—	249	—	249
Issuance of common stock upon vesting of restricted stock	17,323	—	—	—	—
Repurchases of common stock in open market	(54,667)	—	(950)	—	(950)
Net settlement for employee taxes on stock options	—	—	(43)	—	(43)
Stock options exercised, net	2,595	—	—	—	—
Net income	—	—	—	3,680	3,680
Balances at June 30, 2024	12,447,195	12	4,423,472	(4,140,653)	282,831
Stock-based compensation	—	—	348	—	348
Issuance of common stock upon vesting of restricted stock	7,123	—	—	—	—
Repurchases of common stock in open market	(190,336)	—	(3,216)	—	(3,216)
Net income	—	—	—	3,468	3,468
Balances at September 30, 2024	12,263,982	$12	$4,420,604	$(4,137,185)	$283,431

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2022	12,843,157	$12	$4,430,922	$(4,151,005)	$279,929
Stock-based compensation	—	—	35	—	35
Effect of adoption of ASU 2016-13	—	—	—	(9,683)	(9,683)
Issuance of common stock upon vesting of restricted stock	16,008	—	—	—	—
Repurchases of common stock in open market	(28,766)	—	(531)	—	(531)
Net income	—	—	—	4,635	4,635
Balances at March 31, 2023	12,830,399	12	4,430,426	(4,156,053)	274,385
Stock-based compensation	—	—	164	—	164
Issuance of common stock upon vesting of restricted stock	8,612	—	—	—	—
Repurchases of common stock in open market	(272,492)	—	(4,599)	—	(4,599)
Net income	—	—	—	3,934	3,934
Balances at June 30, 2023	12,566,519	12	4,425,991	(4,152,119)	273,884
Stock-based compensation	—	—	170	—	170
Issuance of common stock	4,592	—	—	—	—
Repurchases of common stock in open market	(60,335)	—	(963)	—	(963)
Net income	—	—	—	4,474	4,474
Balances at September 30, 2023	12,510,776	$12	$4,425,198	$(4,147,645)	$277,565

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$7,616	$13,043
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	10,777	(459)
Loss on impairment of intangible assets	5,771	—
Right-of-use amortization and cease use costs	339	244
Amortization of debt issuance costs	775	243
Deferred income taxes, net	2,100	915
Unrealized net (gain) loss on warrants	(178)	745
Net realized gain on exercise of warrants	(495)	—
Realized loss from sale of assets	228	—
Change in fair value of acquisition-related contingent consideration	(4,900)	—
Gain on revaluation of finance receivable	(2,495)	—
Foreign currency transaction gain	(459)	(375)
Unrealized gain on marketable investments	(12)	—
Loan discount amortization and fee accretion	(2,461)	(2,959)
Interest paid-in-kind	(1,359)	(1,826)
Stock-based compensation	708	369
Depreciation and amortization expense	1,169	1,937
Changes in operating assets and liabilities:
Interest, accounts receivable and other receivables	(1,691)	(1,317)
Other assets	30	(738)
Accounts payable, accrued expenses, and other non-current liabilities	(1,403)	(632)
Deferred income	2,100	(3)
Net cash provided by operating activities	16,160	9,187

Cash flows from investing activities:
Sale of finance receivables	—	13,942
Investment in finance receivables	(17,736)	(17,525)
Sale of marketable investments	574	—
Repayment of finance receivables	30,582	7,430
Corporate debt securities principal payments	20	26
Purchases of property and equipment	(50)	(299)
Net cash provided by investing activities	13,390	3,574

Cash flows from financing activities:
Net settlement for employee taxes on stock options	(43)	—
Net (payments on) proceeds from credit facility	(12,350)	19,555
Payments for financing costs	(50)	(1,345)
Repurchases of common stock, including fees and expenses	(5,165)	(6,093)
Net cash (used in) provided by financing activities	(17,608)	12,117

Net increase in cash, cash equivalents, and restricted cash	11,942	24,878
Cash, cash equivalents, and restricted cash at beginning of period	5,236	6,156
Cash, cash equivalents, and restricted cash at end of period	$17,178	$31,034

Supplemental non-cash investing and financing activities:
Derecognition of right-of-use assets and operating lease liabilities upon termination of lease	$82	$—
Fair value of warrants received with finance receivables	$1,073	$822

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies
Nature of Operations
SWK Holdings Corporation (the “Company,” “we,” or “us”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, we commenced a strategy of building a specialty finance and asset management business. In August 2019, we commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. Our operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (collectively, “life sciences”). We allocate capital to each segment in order to generate income through the sales of life science products by third parties and related earned income sources. The Company is headquartered in Dallas, Texas, and as of September 30, 2024, the Company had 22 full-time employees.
The Company has net operating loss carryforwards (“NOLs”) and believes that the ability to utilize these NOLs is an important and substantial asset.
As of November 7, 2024, the Company and its partners have executed transactions with 56 different parties under its specialty finance strategy, funding an aggregate of $798.5 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.
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
With an effective date of April 21, 2023, we entered into a collaboration agreement with a strategic partner under which we would be the exclusive provider of certain contract development and manufacturing organization ("CDMO") services to its customers. Fee revenue generated as a result of this agreement is presented as pharmaceutical development revenue on the unaudited condensed consolidated statement of income and is accounted for in accordance with our revenue recognition policy as described under Revenue Recognition below.
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
Segment Information
The Company earns revenues from its two U.S.-based business segments: its specialty finance and asset management business offering customized financing solutions to a broad range of life-sciences companies ("Finance Receivable segment"), and its business offering CDMO services to pharmaceutical partners as well as innovative formulation solutions built around its proprietary oral drug delivery technologies, the Peptelligence® platform (“Pharmaceutical Development segment”).
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
Correction of Errors in Previously Issued Unaudited Condensed Consolidated Financial Statements
The Company identified certain errors that affected the unaudited condensed consolidated financial statements for the quarters ended March 31, 2024 and June 30, 2024. The errors corrected revenue recognition for three investments which related to a holdback liability that should not have been recorded to revenue, interest income recognized when no payment was expected in the period, a revaluation write-up that was not factored into the amortization schedule, and royalty forecasted cash flows that did not reflect the most current estimates for the respective periods. The errors were determined to be immaterial to the prior period's unaudited condensed consolidated financial statements and did not warrant restatement and reissuance of the previously issued unaudited condensed consolidated financial statements. However, the Company recorded corrections to the prior quarters ended March 31, 2024 and June 30, 2024 and the financial statements will be revised the next time they are presented as comparative information in future filings. The Company based its qualitative and quantitative analysis on SEC Staff’s Accounting Bulletins Topic 1.M, "Materiality and Topic 1.N, Considering the Effects of Misstatements when Quantifying Misstatements in the Current Year Financial Statements."

The following tables detail the revisions to the line items of our previously issued unaudited condensed financial statements to reflect the correction of the errors (in thousands):

Three Months Ended March 31, 2024	As Reported	Adjustment (1)	As Revised
Revenues:
Finance receivable interest income, including fees	$11,454	$(419)	$11,035
Pharmaceutical development	279	—	279
Other	46	—	46
Total revenues	11,779	(419)	11,360
Expenses:
Provision for credit losses	$5,323	$(26)	$5,297
Net income	$861	$(393)	$468
Basic net income per share	$0.07	$(0.03)	$0.04
Diluted net income per share	$0.07	$(0.03)	$0.04
Assets:
Finance receivables, net of allowance for credit losses	$261,285	$(393)	$260,892
Total assets	$322,350	$(393)	$321,957
Stockholders' equity:
Accumulated deficit	$(4,143,940)	$(393)	$(4,144,333)
Total stockholders' equity	$280,288	$(393)	$279,895
(1)Consists of two error corrections, one which was identified during the three months ended June 30, 2024 and one which was identified during the three months ended September 30, 2024.

Three Months Ended June 30, 2024	As Reported	Adjustment	As Revised
Revenues:
Finance receivable interest income, including fees	$10,680	$(694)	$9,986
Pharmaceutical development	804	—	804
Other	57	—	57
Total revenues	$11,541	$(694)	$10,847
Expenses:
Provision for credit losses	$4,074	$21	$4,095
Net income	$4,395	$(715)	$3,680
Basic net income per share	$0.35	$(0.06)	$0.29
Diluted net income per share	$0.35	$(0.06)	$0.29
Assets:
Finance receivables, net of allowance for credit losses	$265,470	$(373)	$265,097
Total assets	$321,374	$(373)	$321,001
Stockholders' equity:
Accumulated deficit	$(4,140,280)	$(373)	$(4,140,653)
Total stockholders' equity	$283,204	$(373)	$282,831

Six Months Ended June 30, 2024	As Reported	Adjustment	As Revised
Revenues:
Finance receivable interest income, including fees	$21,399	$(378)	$21,021
Pharmaceutical development	1,083	—	1,083
Other	103	—	103
Total revenues	22,585	(378)	22,207
Expenses:
Provision for credit losses	$9,397	$(5)	$9,392
Net income	$4,521	$(373)	$4,148
Basic net income per share	$0.36	$(0.03)	$0.33
Diluted net income per share	$0.36	$(0.03)	$0.33
Assets:
Finance receivables, net of allowance for credit losses	$265,470	$(373)	$265,097
Total assets	$321,374	$(373)	$321,001
Stockholders' equity:
Accumulated deficit	(4,140,280)	(373)	(4,140,653)
Total stockholders' equity	$283,204	$(373)	$282,831
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
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires public entities to disclose information about their reportable segments’ significant expenses on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Public entities are required to adopt the changes retrospectively, recasting each prior-period disclosure for which a comparative income statement is presented in the period of adoption. The Company is currently evaluating the impact of this ASU on the Company's consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The standard is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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
The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$3,468	$4,474	$7,616	$13,043

Denominator:
Weighted-average shares outstanding	12,318	12,539	12,417	12,703
Effect of dilutive securities	90	43	75	43
Weighted-average diluted shares	12,408	12,582	12,492	12,746

Basic net income per share	$0.28	$0.36	$0.61	$1.03
Diluted net income per share	$0.28	$0.36	$0.61	$1.02
For the three months ended September 30, 2024 and 2023, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 160,000 and 127,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive. For the nine months ended September 30, 2024 and 2023, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 161,000 and 121,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive.

Note 3. Finance Receivables
Finance receivables are reported at their determined principal balances net of any unearned income, cumulative write offs charged against the allowance for credit losses, and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.
The carrying values of finance receivables were as follows (in thousands):

	September 30, 2024	December 31, 2023
Term loans	$197,975	$221,145
Royalty purchases	72,272	67,260
Total before allowance for credit losses	270,247	288,405
Allowance for credit losses	(14,343)	(13,901)
Total carrying value	$255,904	$274,504
Allowance for Credit Losses
The allowance for credit losses ("ACL") is management's estimate of the amount of expected credit losses over the life of the loan portfolio, or the amount of amortized cost basis not expected to be collected, at the balance sheet date. This estimate encompasses information about historical events, current conditions and reasonable and supportable economic forecasts. Determining the amount of the ACL is complex and requires extensive judgment by management about matters that are inherently uncertain. Given the current level of economic uncertainty, the complexity of the ACL estimate and level of management judgment required, we believe it is possible that the ACL estimate could change, potentially materially, in future periods. Changes in the ACL may result from changes in current economic conditions, our economic forecast, and circumstances not currently known to us that may impact the financial condition and operations of our borrowers, among other factors.
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
The Company adopted ASU 2016-13, as amended, on January 1, 2023 using the modified retrospective approach method. The implementation of ASU 2016-13 also impacted the Company's ACL on unfunded loan commitments, as the ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company. The reserve for unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management's estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $0.4 million for the adoption of ASU 2016-13. As of September 30, 2024 and December 31, 2023 the Company has a $0.2 million liability for credit losses on off-balance sheet exposures related to unfunded commitments, with this liability included in accounts payable and accrued liabilities on the condensed consolidated balance sheets. Please refer to Note 6 for further information on the Company's unfunded commitments.
Allowance for Credit Losses - methodology update during the three months ended June 30, 2024
During the three months ended June 30, 2024, the Company revised its methodology for calculating the allowance for credit losses to be more directly tied to the individual risk ratings, as determined by management, of finance receivables. This resulted in a re-allocation of the existing allowance and did not have a material impact on the total allowance for credit losses amount. Previously, the Company's quarterly assessment of the allowance included two portfolio pools: Term Loans and Royalties. After the change in methodology effective for the quarter ended June 30, 2024, these pools are further broken down into individual risk ratings applied to each investment to allow for a more precise method for calculating the allowance for credit losses.

The following table details the changes in the allowance for credit losses by Term Loans and Royalties (in thousands):

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Term Loans	Royalties	Total	Term Loans	Royalties		Total
Allowance at beginning of period	$9,731	$4,170	$13,901	$—	$11,846		$11,846
Effect of adoption of ASU 2016-13	—	—	—	8,900	2,886		11,786
Provision (benefit) for credit losses	10,202	575	10,777	(922)	463		(459)
Write offs	(10,335)	—	(10,335)	—	(11,846)	(1)	(11,846)
Allowance at end of period	$9,598	$4,745	$14,343	$7,978	$3,349		$11,327
(1) Reversal of finance receivable-specific ACL recognized in prior periods. No impact to unaudited condensed consolidated statement of income for the nine months ended September 30, 2023.
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
The following table presents nonaccrual and performing finance receivables by portfolio pool, net of allowance for credit losses (in thousands) as of:

	September 30, 2024			December 31, 2023
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$21,857	$176,118	$197,975	$9,128	$212,017	$221,145
Royalty purchases	16,362	55,910	72,272	16,854	50,406	67,260
Total before allowance for credit losses	$38,219	$232,028	$270,247	$25,982	$262,423	$288,405
Allowance for credit losses	(5,734)	(8,609)	(14,343)	(1,447)	(12,454)	(13,901)
Total carrying value	$32,485	$223,419	$255,904	$24,535	$249,969	$274,504
As of September 30, 2024, the Company had six finance receivables in nonaccrual status: (1) the term loan to Trio Healthcare Ltd. (“Trio”), with a carrying value of $1.5 million; (2) the term loan to Exeevo, Inc (“Exeevo”), with a carrying value of $4.5 million; (3) the term loan to BIOLASE, Inc ("BIOLASE"), with a carrying value of $15.8 million; (4) the Flowonix Medical, Inc. (“Flowonix”) royalty, with a carrying value of $10.4 million; (5) the Best ABT, Inc. (“Best”) royalty, with a carrying value of $2.4 million; and (6) the Ideal Implant, Inc. (“Ideal”) royalty, with a carrying value of $3.6 million. As of September 30, 2024 Trio was considered impaired by $8.1 million and Exeevo was impaired by $2.2 million with the impairments recognized as a reduction in the allowance for credit losses on the unaudited condensed consolidated statements of income for the nine months ended September 30, 2024. The Company collected $2.6 million and $2.3 million on its nonaccrual finance receivables for the nine months ended September 30, 2024 and 2023, respectively.

Loan Modifications Made to Borrowers Experiencing Financial Difficulty
Effective January 1, 2023, the Company adopted the provisions of ASU 2022-02 "Troubled Debt Restructuring ("TDRs") and Vintage Disclosures (Topic 326)", which eliminated the accounting for TDRs while expanding loan modification and vintage disclosure requirements. The update specifically required additional disclosures on loan modifications to borrowers experiencing financial difficulties that involved an interest rate reduction, other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof.
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
Revaluation of Finance Receivable
During the three months ended June 30, 2024, the Company revalued its royalty for Iluvien as a result of entering into an amendment during the quarter. Pursuant to the amendment, the forecast of cash flows to be received over the life of the financial royalty was revised resulting in a revaluation gain of $2.5 million and corresponding mark-up to the carrying value which is included in the "Gain on revaluation of finance receivable" caption on our unaudited condensed consolidated statements of income for the nine months ended September 30, 2024.
Credit Quality of Finance Receivables
The Company evaluates all finance receivables on a quarterly basis and assigns a risk rating based upon management’s assessment of the borrower’s ability and likelihood of repayment. The assessment is subjective and based on multiple factors, including but not limited to, financial strength of borrowers and operating results of the underlying business. The credit risk analysis and rating assignment is performed quarterly in conjunction with the Company's assessment of its allowance for credit losses. The Company uses the following definitions for its risk ratings for Term Loans:
1: Borrower performing well below Company expectations, and the borrower's ability to raise sufficient capital to operate its business or repay debt is highly in question. Finance receivables rated a 1 are on non-accrual and are at an elevated risk for principal impairment.
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
The Company uses an internal credit rating system which rates each Royalty on a color scale of Green to Red, with Green typically indicative of a Royalty that is exceeding base underwritten case, Yellow indicates a Royalty performing in-line with underwritten plan, and Red reflective of underperformance relative to plan. Royalties rated as Red are generally classified as non-accrual.

The following table summarizes the carrying value of Finance Receivables by origination year, grouped by risk rating as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	2024	2023	2022	2021	2020	2019	Prior	Total
Term Loans
5	$—	$—	$—	$13,907	$—	$3,583	$—	$17,490
4	—	31,226	52,391	—	—	—	—	83,617
3	—	24,770	—	11,211	—	26,329	—	62,310
2	—	—	—	12,701	—	—	—	12,701
1	—	—	4,538	1,473	—	—	15,846	21,857
Subtotal - Term Loans	$—	$55,996	$56,929	$39,292	$—	$29,912	$15,846	$197,975

Royalties
Green	$7,839	$11,689	$12,652	$—	$16,038	$—	$1,285	$49,503
Yellow	—	—	—	—	3,117	—	3,290	6,407
Red	—	—	—	3,552	10,433	—	2,377	16,362
Subtotal - Royalties	$7,839	$11,689	$12,652	$3,552	$29,588	$—	$6,952	$72,272

Total Finance Receivables, gross	$7,839	$67,685	$69,581	$42,844	$29,588	$29,912	$22,798	$270,247

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Term Loans
5	$—	$—	$13,734	$—	$5,696	$—	$19,430
4	25,799	32,211	—	—	—	10,485	68,495
3	24,341	24,285	10,227	—	31,807	—	90,660
2	—	6,924	12,493	—	—	14,015	33,432
1	—	—	9,128	—	—	—	9,128
Subtotal - Term Loans	$50,140	$63,420	$45,582	$—	$37,503	$24,500	$221,145

Royalties
Green	$27,785	$—	$—	$14,650	$—	$1,340	$43,775
Yellow	—	—	—	3,212	—	3,419	6,631
Red	—	—	3,834	10,433	—	2,587	16,854
Subtotal - Royalties	$27,785	$—	$3,834	$28,295	$—	$7,346	$67,260

Total Finance Receivables, gross	$77,925	$63,420	$49,416	$28,295	$37,503	$31,846	$288,405

Note 4. Intangible Assets
As of September 30, 2024 and December 31, 2023, the gross book value, accumulated amortization, net book value and estimated useful life of acquired intangible assets were as follows (in thousands, except estimated useful life data):

	September 30, 2024
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Trade names and trademarks	$210	$107	$103	10
Customer relationships	240	123	117	10
Total intangible assets	$450	$230	$220

	December 31, 2023
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
Licensing Agreement(1)	$29,400	$23,167	$6,233	10
Trade names and trademarks	210	92	118	10
Customer relationships	240	104	136	10
Total intangible assets	$29,850	$23,363	$6,487
(1) Prior to the Company's acquisition of Enteris, Enteris entered into the License Agreement with Cara Therapeutics, Inc. ("Cara"), for oral formulation rights to Enteris’ Peptelligence® technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory. During the three months ended June 30, 2024, the Company concluded that the milestones and royalties pursuant to the License Agreement would not be realized as a result of non-viability of product covered by the License Agreement. The Company has recognized a full impairment on the license of its remaining net book value of $5.8 million which is included in the "Loss on impairment of intangible assets" section of our unaudited condensed consolidated statements of income for the nine months ended September 30, 2024.
Amortization expense was $11.3 thousand for the three months ended September 30, 2024 and $0.4 million for the three months ended September 30, 2023, and was recognized within depreciation and amortization expense on the unaudited condensed consolidated statements of income. Amortization expense related to intangible assets was $0.5 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively. Based on amounts recorded at September 30, 2024, the Company will recognize acquired intangible asset amortization as follows (in thousands):

Remainder of 2024	$11
2025	45
2026	45
2027	45
2028	45
Thereafter	29
Total	$220

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
The Credit Agreement contains customary affirmative and negative covenants, in addition to financial covenants specifying that, as of the end of each calendar month, (i) the consolidated leverage ratio of Borrower will not exceed 1.00 to 1.00, (ii) the consolidated interest coverage ratio of Borrower will not be less than 4.00 to 1.00, (iii) the cash collection rate in relation to Borrower’s portfolio of loan assets will not be less than 4.5 percent for such calendar month, (iv) the net charge-off percentage in relation to Borrower’s portfolio of loan assets will not exceed 3 percent for such calendar month, (v) the weighted average risk rating in relation to Borrower portfolio of loan assets will not be less than 3.00, and (vi) the Company's cumulative share repurchases will not exceed $5 million in value in any 12-month period. In addition, the Credit Agreement provides that at no time shall the Company permit its consolidated tangible net worth to be less than $145.0 million, or its liquidity (as defined in the Credit Agreement) to be less than $5.0 million. The Credit Agreement also contains events of default customary for such financings, the occurrence of which would permit the Agent and Lenders to accelerate the aggregate principal amount due thereunder.
The Credit Agreement refinances the Company’s Loan and Security Agreement dated as of June 29, 2018 (the “Prior Credit Agreement”), as amended, between the Company and Cadence Bank, N.A. (“Cadence Bank”), as the lender and administrative agent, which was due to expire on September 30, 2025. The Prior Credit Agreement was terminated by the Company, effective as of June 28, 2023.
On October 10, 2023, the Company entered into an amendment to the Credit Agreement pursuant to which Woodforest National Bank was added as a lender under the Credit Agreement for an aggregate commitment of $15.0 million, thereby increasing the aggregate commitments under the Credit Agreement from $45.0 million to $60.0 million.
On August 29, 2024, the Company entered into an amendment to the Credit Agreement pursuant to which the consolidated interest coverage ratio of Borrower will not be less than 2.00 to 1:00, the net charge-off percentage in relation to Borrower's portfolio of loan assets will not be less than 8 percent for such calendar month, and cumulative share repurchases will not exceed $7.0 million in value in any 12-month period.
As of September 30, 2024 there were no amounts outstanding under the new Credit Agreement. During each of the three months ended September 30, 2024 and 2023, the Company recognized $0.2 million, of interest expense relating to the Credit Agreement. During the nine months ended September 30, 2024 and 2023, the Company recognized $0.8 million and $0.7 million, respectively, of interest expense in connection with the Credit Agreement and Prior Credit Agreement, respectively.
Senior Notes Due 2027
On October 3, 2023, the Company issued a $30.0 million aggregate principal amount of 9.00% Senior Notes due 2027 ("2027 Senior Notes" or "Notes”) in a registered underwritten public offering. On October 27, 2023, the underwriter exercised, in full, its over-allotment option by purchasing an additional approximately $3.0 million aggregate principal amount of the 2027 Senior Notes. The interest rates are fixed at 9.00% per annum and are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on December 31, 2023, and until maturity. The Notes will mature on January 31, 2027. The total net proceeds from the debt offering, after deducting initial purchase discounts and debt issuance costs, were approximately $30.6 million. The Company intends to use the net proceeds from the offering for general corporate purposes, including funding future acquisitions and investments, repaying indebtedness, making capital expenditures, and funding working capital.

The following table summarizes the outstanding balance of the Notes, net of debt issuance costs (in thousands):

	September 30, 2024	December 31, 2023
2027 Senior Notes	$32,969	$32,969
Debt issuance costs	(1,726)	(2,188)
Total unsecured senior notes, net	$31,243	$30,781
The Company’s future principal obligations for the Notes were as follows (in thousands):

September 30, 2024
Remainder of 2024	$—
2025	—
2026	—
2027	32,969
Total unsecured senior notes, net	$32,969
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
The Company evaluated the 2027 Senior Notes for derivatives pursuant to Accounting Standard Codification ("ASC") 815, "Derivatives and Hedging," and identified an embedded derivative that required bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative was a default provision, which could require additional interest payments. The Company reassesses the feature quarterly to determine if it requires separate accounting. There have been no changes to the Company’s assessment that the fair value of the embedded derivative is immaterial through September 30, 2024.

Note 6. Commitments and Contingencies
Lease Obligations
All the Company’s material leases are operating leases. right-of-use ("ROU") assets related to operating leases are included on the unaudited condensed consolidated balance sheets in other non-current assets. Operating lease cost is recognized over the lease term on a straight-line basis and is recorded within general and administrative expenses on the unaudited condensed consolidated statements of income. In March of 2023, the Company entered into a new lease for office space in Dallas, Texas on Sherry Lane. The Company’s corporate office space in Dallas, Texas totals approximately 4,450 square feet.
On June 10, 2024, the Company entered into a lease termination agreement to its Preston Road office lease in Dallas (the “Lease Termination”). The Lease Termination terminated the Company’s rights and obligations with respect to the leased premises on June 30, 2024. As such, the ROU assets and operating lease liabilities were written off, and the Company recorded a gain of $4 thousand for the nine months ended September 30, 2024 and paid an early termination fee of $9 thousand.

The Enteris headquarters is located in Boonton, New Jersey, where Enteris leases approximately 32,000 square feet of space. The office lease expires in December 2029 with an option to renew for an additional five years.
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$108	$139	$366	$361
Variable lease cost	17	11	49	35
Total lease cost	$125	$150	$415	$396
Future minimum rent on the Company's operating leases was as follows as of September 30, 2024 (in thousands):

Remainder of 2024	$110
2025	456
2026	461
2027	465
2028	405
Thereafter	272
Total future lease payments	$2,169
Contingent Consideration
During fiscal year 2019 the Company recorded contingent consideration related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. During the three months ended June 30, 2024, it was determined the milestones and royalties pursuant to the License Agreement would not be realized as a result of non-viability of the product covered by the License Agreement. Accordingly, the Company concluded that the liability for contingent consideration, previously held at its estimated fair value of $4.9 million, should be $0. The write-off of this contingent consideration liability resulted in a gain of $4.9 million during the three months ended June 30, 2024, and is included in the "Change in fair value of acquisition-related contingent consideration" caption of our unaudited condensed consolidated statements of income for the nine months ended September 30, 2024.
Unfunded Commitments
Per the terms of the royalty purchase or credit agreements, unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time, and in the case of loan transactions, are subject to being advanced as long as an event of default does not exist. As of September 30, 2024, SWK had $39.0 million of unfunded commitments.
Litigation
The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. As of September 30, 2024, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.
Indemnification
As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2024 and December 31, 2023.

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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the nine months ended September 30, 2024 and 2023.
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
Contingent Consideration
The fair value measurements of the contingent consideration obligations arising from business combinations are classified as Level 3 estimates under the fair value hierarchy, as these items have been valued using unobservable inputs. These inputs include: (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Changes in fair value of this obligation are recorded as income or expense within operating income in our consolidated statements of income. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. As noted above in Note 6, the acquisition-related contingent consideration liability was written down to $0 during the three months ended June 30, 2024 due to non-viability of the underlying product.
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
The Company uses a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. The foreign currency forward contract is not designated as a hedging instrument, and changes in fair value are recognized in earnings. The foreign currency forward contract was recorded in other non-current assets in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 and totaled to $1.6 million and $1.0 million, respectively. The Company recognized a loss of $1.0 million and a gain of $0.5 million due to changes in fair value related to its foreign currency forward contract during the three months ended September 30, 2024 and September 30, 2023, respectively. The Company recognized a $0.6 million and $2.1 million gain due to changes in fair value related to its foreign currency forward contract for the nine months ended September 30, 2024 and September 30, 2023, respectively.
The following table presents financial assets measured at fair value on a recurring basis as of September 30, 2024 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$2,026	$—	$—	$2,026
Marketable investments	755	727	—	28
Foreign currency forward contract	1,611	—	—	1,611
The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$1,759	$—	$—	$1,759
Marketable investments	48	—	—	48
Foreign currency forward contract	974	—	—	974

Financial liabilities:
Contingent consideration payable	$4,900	$—	$—	$4,900
The contingent consideration payable was valued using a discounted cash flow approach and included a significant unobservable input which is the discount rate. During the nine months ended September 30, 2024 there was a write off of the full balance of contingent consideration liability due to the non-viability of the underlying product. See Note 6 for further information.

The changes in fair value of the warrant assets during the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

September 30, 2024		September 30, 2023
Fair value - December 31, 2023	$1,759	Fair value - December 31, 2022	$1,220
Issued	1,072	Issued	822
Exercised	(985)	Exercised	—
Change in fair value	178	Change in fair value	(745)
Loss on foreign currency transactions	$2	Loss on foreign currency transactions	$—
Fair value - September 30, 2024	$2,026	Fair value - September 30, 2023	$1,297
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

	September 30, 2024	December 31, 2023
Dividend rate range	—	—
Risk-free rate range	3.7% to 4.7%	3.8% to 4.8%
Expected life (years) range	2.4 to 7.0	1.2 to 5.8
Expected volatility range	54.7% to 177.7%	75.3% to 154.3%
The warrant assets are valued using a market approach and include significant unobservable inputs such as risk-free rate, expected life, and expected volatility. For the nine months ended September 30, 2024 the risk-free rate range weighted average was 4.0%, and had a median of 4.3%. For the year ended December 31, 2023 the risk-free rate range weighted average was 4.3%, and had a median of 3.8%. For the nine months ended September 30, 2024 the expected life range weighted average was 6.0 years, and had a median of 4.5 years. For the year ended December 31, 2023 the expected life range weighted average was 3.4 years, and had a median of 4.4 years. For the nine months ended September 30, 2024 the expected volatility range weighted average was 74.3%, and had a median of 90.8%. For the year ended December 31, 2023 the expected volatility range weighted average 124.6%, and median of 134.4%.
As of September 30, 2024 and December 31, 2023, the Company had one royalty, Best, that was deemed to be impaired based on reductions in carrying value in prior periods. As of September 30, 2024, the Company had two loans, Trio Healthcare and Exeevo, that were deemed to be impaired based on reductions in carrying value during the nine months ended September 30, 2024. The following table presents this royalty and the loans measured at amortized cost using the effective interest method, which approximates fair value, on a nonrecurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024	$8,388	$—	$—	$8,388
December 31, 2023	$2,587	$—	$—	$2,587

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2024 and December 31, 2023.
The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.

The following table presents the fair value of financial assets as of September 30, 2024 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$255,904	$255,904	$—	$—	$255,904
Marketable investments	755	755	727	—	28
Warrant assets	2,026	2,026	—	—	2,026
Foreign currency forward contract	1,611	1,611	—	—	1,611
The following table presents the fair value of financial assets and liabilities as of year ended December 31, 2023 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$274,504	$274,504	$—	$—	$274,504
Marketable investments	48	48	—	—	48
Warrant assets	1,759	1,759	—	—	1,759
Foreign currency forward contract	974	974	—	—	974

Financial liabilities
Contingent consideration payable	$4,900	$4,900	$—	$—	$4,900

Note 8. Revenue Recognition
The Company's Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company's Finance Receivables segment does not have any revenues received from contracts with customers.
The following table provides the contract revenue recognized by revenue source for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pharmaceutical Development Segment
License Agreement	$—	$—	$49	$10
Pharmaceutical Development	628	315	1,662	606
Total contract revenue	$628	$315	$1,711	$616
The Company's contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.
The Company’s contract liabilities are presented as deferred income and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	September 30, 2024	December 31, 2023
Pharmaceutical Development Segment
Deferred income	$2,109	$9
Total contract liabilities	$2,109	$9

During the nine months ended September 30, 2024, the Company recognized the full remaining balance of $9 thousand of 2023 deferred income from satisfaction of performance obligations. The Company did not have any contract assets as of September 30, 2024 or December 31, 2023.
Enteris Exclusive Option and Asset Purchase Agreement
With an effective date of January 1, 2024, we entered into an exclusive option and asset purchase agreement with a strategic partner on March 14, 2024 which granted the partner an exclusive option to acquire certain of Enteris’ assets related to its business of providing clinical manufacturing and development services. The partner must exercise the option by or before January 1, 2026. In exchange for the exclusive purchase option the partner is to provide consideration in the form of an "option fee" and "guaranteed revenue payments."
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
The guaranteed revenue payments include two components: A mid-single digit million guaranteed revenue payment in 2024 and a mid-single digit million guaranteed revenue payment in 2025. The revenue is to be derived by the partner under an existing collaboration agreement, and the partner is to pay the difference should the minimum amount not be met each year. Each year's guaranteed revenue amount is to be paid in two installments semi-annually each year. Should revenue exceed the 2024 or 2025 guaranteed revenue amounts after receiving a difference payment in the first half of the year, we must repay the partner the amount of such overpayment. Guaranteed revenue of $0.4 million was recognized during the nine months ended September 30, 2024.

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
Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income taxes. Management uses this measure of profit (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment. The Company does not report assets by reportable segment, as this metric is not used by the Company's CEO in assessing performance or allocating resources to the segments.

The following tables present financial information for the Company's reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2024
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$9,498	$628	$—	$10,126
Other revenue	289	3	—	292
Provision for credit losses	1,385	—	—	1,385
Interest expense	230	2	907	1,139
Pharmaceutical manufacturing, research and development expense	—	585	—	585
Depreciation and amortization expense	—	214	20	234
General and administrative expense	88	722	2,183	2,993
Other income, net	292	—	—	292
Income tax expense	—	—	906	906
Net income (loss)	8,376	(892)	(4,016)	3,468

	Three Months Ended September 30, 2023
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$8,608	$315	$—	$8,923
Other revenue	39	—	—	39
Provision for credit losses	223	—	—	223
Interest expense	176	—	—	176
Pharmaceutical manufacturing, research and development expense	—	606	—	606
Depreciation and amortization expense	—	630	22	652
General and administrative expense	213	574	2,192	2,979
Other expense, net	(238)	—	—	(238)
Income tax benefit	—	—	(386)	(386)
Net income (loss)	7,797	(1,495)	(1,828)	4,474

	Nine Months Ended September 30, 2024
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$30,519	$1,711	$—	$32,230
Other revenue	392	3	—	395
Provision for credit losses	10,777	—	—	10,777
Loss on impairment of intangible assets	—	5,771	—	5,771
Interest expense	820	7	2,687	3,514
Pharmaceutical manufacturing, research and development	—	1,635	—	1,635
Change in fair value of acquisition-related contingent consideration	—	(4,900)	—	(4,900)
Depreciation and amortization expense	—	1,106	63	1,169
General and administrative expense	257	2,179	6,164	8,600
Other income (expense), net	4,135	—	(408)	3,727
Income tax expense	—	—	2,170	2,170
Net income (loss)	23,192	(4,084)	(11,492)	7,616

	Nine Months Ended September 30, 2023
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$27,146	$616	$—	$27,762
Other revenue	106	—	2	108
Benefit for credit losses	(459)	—	—	(459)
Interest expense	721	—	—	721
Pharmaceutical manufacturing, research and development expense	—	2,834	—	2,834
Depreciation and amortization expense	—	1,907	30	1,937
General and administrative expense	380	2,282	5,854	8,516
Other expense, net	(319)	—	—	(319)
Income tax expense	—	—	959	959
Net income (loss)	26,291	(6,407)	(6,841)	13,043
Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

Note 10. Subsequent Events
On November 14, 2024, the Company sold its investment interest in Exeevo to a third-party purchaser. Consideration received or to be received for the sale consists of (a) $3.4 million cash at closing, (b) $0.7 million contingent payment on January 2, 2025 with contingency based on third-party purchaser executing a new agreement with an existing key vendor, (c) $0.5 million cash on February 1, 2025, and (d) three year earn out consisting of 30% of the annual increase in SAAS gross margin. The Company is in the process of completing its accounting for the sale, but does not believe that there is any indication of impairment to the carrying value as of September 30, 2024.
On October 1, 2024, BIOLASE filed for Chapter 11 bankruptcy protection with a third-party stalking horse bidder in place. The Company agreed to make additional fundings to support the Chapter 11 process through Debtor-in-Possession (“DIP”) Financing. On October 9, 2024, the Company advanced an additional $1.4 million DIP Financing to BIOLASE. On November 4, 2024, an auction was held for the purchase of the BIOLASE assets and was won by an international third-party bidder with an all-cash bid of $20.1 million. The Company is in the process of completing its accounting for the transaction, but does not believe that there is any indication of impairment to the carrying value as of September 30, 2024.

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

Finance Receivables Portfolio Overview
The table below provides an overview of our outstanding finance receivables transactions as of, and for the three and nine months ended September 30, 2024 (in thousands, except rate, share and per share data):

				Revenue (Loss) Recognized
Royalty Purchases	Licensed Technology	Funded Amount	GAAP Balance	Q3 2024	Year-to-Date
Besivance® (1)	Ophthalmic antibiotic	$6,000	$—	$8	$25
Best ABT, Inc.(2), (3)	Oncology diagnosis	5,784	2,377	—	—
Coflex®/Kybella®	Spinal stenosis/submental fullness	4,350	3,117	125	207
Cambia® (4)	NSAID migraine treatment	8,500	—	108	319
Duo Royalty	Japanese Women's health/cystic fibrosis	15,353	12,652	597	1,775
Flowonix Medical, Inc.(3), (5)	Drug delivery device	12,455	10,433	—	—
Forfivo XL®	Depressive disorder treatment	6,000	1,285	277	1,002
Ideal Implant, Inc. (3), (6)	Aesthetics	4,025	3,552	—	—
Immune Globuin (8)	Immune Globulin Therapeutics	14,100	11,689	414	1,301
Iluvien® (9)	Diabetic macular edema	16,501	16,038	598	1,383
Relief	Rare Disease Portfolio	7,701	7,839	161	161
Veru, Inc. (9)	Women's health	10,000	3,290	(228)	387

						Revenue (Loss) Recognized
Term Loans	Type	Maturity Date	Principal	GAAP Balance	Rate	Q3 2024	Year-to-Date
4Web, Inc.	First lien	12/31/24	$23,736	$26,329	11.3%	$1,143	$3,655
AOTI, Inc.	First lien	03/21/27	8,478	8,580	11.2%	420	1,514
Elutia, Inc.	First lien	08/10/27	21,045	23,518	12.0%	950	2,860
BIOLASE, Inc. (3)	First lien	05/31/25	14,770	15,846	10.3%	(226)	916
Biotricity, Inc.	First lien	12/21/26	12,364	12,701	11.5%	606	1,717
CDMO Manufacturer	First lien	09/13/27	5,000	5,230	13.3%	206	606
Epica International, Inc.	First lien	07/23/24	—	—	11.5%	221	957
eTon Pharmaceuticals, Inc.	First lien	09/30/27	4,305	3,583	12.1%	203	616
Journey Medical Corporation	First lien	12/27/27	20,000	19,894	12.8%	722	1,805
Exeevo, Inc.(2), (3)	First lien	07/01/27	4,558	4,538	12.8%	—	8
MedMinder Systems, Inc.	First lien	08/18/27	20,000	20,293	12.3%	780	2,270
MolecuLight, Inc.	First lien	12/29/26	10,881	11,211	12.8%	501	1,438
Nicoya Lifesciences, Inc.	First lien	11/30/26	6,000	6,102	12.8%	262	784
NeoLight, LLC	First lien	02/17/27	5,000	5,191	13.5%	267	746
Shield Therapeutics, Plc	First lien	09/28/28	20,000	19,579	14.3%	833	2,471
SKNV	First lien	05/15/27	13,497	13,907	10.4%	550	1,596
Trio Healthcare Ltd. (2), (3)	First lien	07/01/26	1,497	1,473	12.5%	—	—

				Revenue (Loss) Recognized
Marketable Investments	Number of Shares	Funded Amount	GAAP Balance	Q3 2024	Year-to-Date
Secured Royalty Financing (Marketable Investment) (2), (3)	N/A	$3,000	$28	$—	$—
AOTI Common Stock (7)	402,634	N/A	$727	$—	$—

				Change in Fair Value
Warrants to Purchase Stock	Number of Shares	Exercise Price per Share ($)	GAAP Balance	Q3 2024	Year-to-Date
4Web, Inc.	TBD	$—	$—	$—	$—
Aziyo Biologics, Inc.	157,895	6.65	348	(188)	65
Aziyo Biologics, Inc.	30,075	6.65	66	(36)	13
BIOLASE, Inc.	22,039	9.80	1	—	—
Biotricity, Inc.	57,536	6.26	1	(1)	(3)
CDMO Manufacturer	211,442	1.42	—	—	—
CeloNova BioSciences, Inc.	TBD	—	—	—	—
DxTerity Diagnostics, Inc.	2,019,231	—	—	—	—
Epica International, Inc.	TBD	—	—	—	—
eTon Pharmaceuticals, Inc. 1	51,239	5.86	106	56	9
eTon Pharmaceuticals, Inc. 2	18,141	6.62	38	19	2
eTon Pharmaceuticals, Inc. 3	289,736	—	1,072	—	—
Exeevo, Inc.	930	—	—	—	—
EyePoint Pharmaceuticals, Inc.	40,910	11.00	—	—	127
EyePoint Pharmaceuticals, Inc.	7,773	19.30	—	—	22
Shield Warrant	8,910,540		394	197	(57)
MedMinder Systems, Inc.	72,324	—	—	—	—
MolecuLight, Inc.	TBD	—	—	—	—

		Revenue (Loss) Recognized
	Assets	3Q 2024	Year-to-Date
Total finance receivables, gross	$270,247	$9,498	$30,519
Total marketable investments	755	—	—
Total fair value of warrant assets	2,026	—	—
Total	$273,028	$9,498	$30,519

(1)	US royalty was paid off during the year ended December 31, 2021. SWK continues to receive insignificant royalties on international sales.
(2)	Investment considered partially impaired.
(3)	Investment on non-accrual.
(4)	Investment was paid off during the nine months ended September 30, 2023. SWK continues to receive royalties on actual sales.
(5)	Flowonix Medical assets were sold to a medical device company during the nine months ended September 30, 2023. In exchange for releasing its lien, SWK received cash at close and is expected to receive royalties on sales of two products. The finance receivable is now classified as a royalty.
(6)	In July 2023, Ideal Implant assets were sold to an aesthetics company, which is expected to pay SWK a mid-single digit, capped royalty on implant sales in 2024.
(7)	AOTI warrants exercised and converted to shares.
(8)	During each of the three months ended June 30, 2024 and September 30, 2024, the Company identified errors relating to prior periods (three months ended March 31, 2024 and June 30, 2024) which were immaterial and corrected in those respective periods. See Note 1 for more details.
Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2024, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements
Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the three months ended September 30, 2024 and 2023 (in millions)

	Three Months Ended September 30,
	2024	2023	Change $
Revenues	$10.4	$9.0	$1.4
Provision for credit losses	1.4	0.2	1.2
Interest expense	1.1	0.2	0.9
Pharmaceutical manufacturing, research and development expense	0.6	0.6	—
Depreciation and amortization expense	0.2	0.7	(0.5)
General and administrative expense	3.0	3.0	—
Other income (expense), net	0.3	(0.2)	0.5
Income tax expense (benefit)	0.9	(0.4)	1.3
Net income	3.5	4.5	(1.0)

Revenues

Revenues increased to $10.4 million for the three months ended September 30, 2024 from $9.0 million for the three months ended September 30, 2023. The $1.4 million increase in revenue for the three months ended September 30, 2024 was primarily due to a $0.9 million increase in Finance Receivables segment revenue and a $0.3 million increase in Pharmaceutical Development segment revenue. The $0.9 million increase in Finance Receivables segment revenue was primarily due to an increase of $2.1 million in interest and fees earned due to funding new and existing loans offset by $1.2 million decrease in interest, fees and royalties earned on finance receivables that were paid off during the period.

Provision for Credit Losses

Our provision for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. We recognized a net provision for credit losses of $1.4 million during the three months ended September 30, 2024 and $0.2 million during three months ended September 30, 2023, respectively. See Note 3 to the unaudited condensed consolidated financial statements for further information on the allowance for credit losses.
Interest Expense
Interest expense consists of interest accrued on our revolving line of credit, 9.00% Senior Notes due 2027, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense increased to $1.1 million for the three months ended September 30, 2024 from $0.2 million for the three months ended September 30, 2023. The $0.9 million increase in interest expense was due to issuing approximately $32.9 million of Notes in an underwritten public offering in October of 2023. See Note 5 for further information on the Notes, new Credit Agreement, and Prior Credit Agreement.
Pharmaceutical Manufacturing, Research and Development Expense
Pharmaceutical manufacturing, research and development expense remained consistent for the three months ended September 30, 2024 as compared to the same period in the previous year resulting in an immaterial change in total activity.

Depreciation and Amortization Expense
    The $0.5 million decrease in depreciation and amortization expense for the three months ended September 30, 2024 primarily consisted of a decrease in amortization expense related to no longer amortizing intangible assets related to the Cara license as the intangible assets were fully impaired during the three months ended June 30, 2024. Amortization expense is aligned with the expected future cash flows of the intangible assets.
General and Administrative Expense
General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses stayed flat at $3.0 million for the three months ended September 30, 2024 and 2023 resulting in an immaterial change in total activity between the periods.
Other Income (expense), Net
Other income, net increased to $0.3 million for the three months ended September 30, 2024 from other expense, net of $0.2 million for the three months ended September 30, 2023. The $0.5 million increase includes gains on foreign currency transactions and unrealized gains on warrants related to changes in fair value of warrant assets.
Income Tax Expense
During the three months ended September 30, 2024 we recognized $0.9 million of income tax expense, for the three months ended September 30, 2023 we recognized an income tax benefit of $0.4 million. Income tax expense increased period over period due to the release of valuation allowance on deferred tax assets of $1.1 million during the three months ended September 30, 2023 and an increase in the Company's effective tax rate, which was 22.8% and 13.6% as of September 30, 2024 and 2023, respectively.

Comparison of the nine months ended September 30, 2024 and 2023 (in millions)

	Nine Months Ended September 30,
	2024	2023	Change $
Revenues	$32.6	$27.9	$4.7
Provision (benefit) for credit losses	10.8	(0.5)	11.3
Loss on impairment of intangible assets	5.8	—	5.8
Interest expense	3.5	0.7	2.8
Pharmaceutical manufacturing, research and development expense	1.6	2.8	(1.2)
Change in fair value of acquisition-related contingent consideration	(4.9)	—	(4.9)
Depreciation and amortization expense	1.2	1.9	(0.7)
General and administrative expense	8.6	8.5	0.1
Other income (expense), net	3.7	(0.3)	4.0
Income tax expense	2.2	1.0	1.2
Net income	7.6	13.0	(5.4)

Revenues

Revenues increased to $32.6 million for the nine months ended September 30, 2024 from $27.9 million for the nine months ended September 30, 2023. The $4.7 million increase in revenue for the nine months ended September 30, 2024 consisted of a $3.7 million increase in Finance Receivables segment revenue and a $1.1 million increase in Pharmaceutical Development segment revenue. The $3.7 million increase in Finance Receivables segment revenue was primarily due to a $6.3 million increase in interest and fees earned due to funding new and existing loans offset by $2.4 million decrease in interest, fees and royalties earned on finance receivables that were paid off during the period. The increase in the Pharmaceutical Development segment was primarily due to the Aptar collaboration agreement.

Provision (Benefit) for Credit Losses
Our provision for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. We recognized a net provision for credit losses of $10.8 million during the nine months ended September 30, 2024 and a $0.5 million benefit during nine months ended September 30, 2023, respectively. Most of the change was related to a $8.1 million impairment on the Trio loan and $2.2 million impairment on the Exeevo loan that were included within the provision for credit losses during the nine months ended September 30, 2024. See Note 3 to the unaudited condensed consolidated financial statements for further information on the allowance for credit losses.
Interest Expense
Interest expense consists of interest accrued on our revolving line of credit, 9.00% Senior Notes due 2027, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense increased to $3.5 million for the nine months ended September 30, 2024 from $0.7 million for the nine months ended September 30, 2023. The $2.8 million increase in interest expense was mainly due to issuing approximately $32.9 million of Notes in an underwritten public offering in October of 2023. See Note 5 for further information on the Notes, new Credit Agreement, and Prior Credit Agreement.
Pharmaceutical Manufacturing, Research and Development Expense
Pharmaceutical manufacturing, research and development expense decreased from $2.8 million for the nine months ended September 30, 2023 to $1.6 million for the nine months ended September 30, 2024. The $1.2 million decrease was primarily due to a reduction in research and development and clinical trial expenditures related to cancelled projects during the period and bonus expense during the previous year.
Depreciation and Amortization Expense
    The $0.7 million decrease in depreciation and amortization expense for the nine months ended September 30, 2024 primarily consists of a decrease in amortization expense related to no longer amortizing intangible assets related to the Cara license as the intangible assets were fully impaired during the three months ended June 30, 2024. Amortization expense is aligned with the expected future cash flows of the intangible assets. See Note 4 for more information on the impairment of the Cara license.

General and Administrative Expense
General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses increased to $8.6 million for the nine months ended September 30, 2024 from $8.5 million for the nine months ended September 30, 2023 resulting in an immaterial change in total activity between the periods.
Other Income (Expense), Net
Other income (expense), net increased to $3.7 million for the nine months ended September 30, 2024 from an expense of $0.3 million for the nine months ended September 30, 2023. The $4.0 million increase includes a $2.5 million gain on revaluation related to the Iluvien royalty after a contractual re-negotiation, a $1.0 million gain on unrealized foreign currency transactions, a gain of $0.5 million due to the exercise of warrants.
Income Tax Expense
During the nine months ended September 30, 2024 and 2023 we recognized $2.2 million and $1.0 million of income tax expense, respectively. Income tax expense increased period over period due to the release of valuation allowance on deferred tax assets of $1.0 million during the nine months ended September 30, 2023 and an increase in the Company's effective tax rate to 22.8% as of September 30, 2024 from 13.6% for the same period in the prior year.

Liquidity and Capital Resources
As of September 30, 2024, we had $17.2 million in cash and cash equivalents, compared to $5.2 million as of December 31, 2023. The primary driver of the $12.0 million increase in our cash balance was $57.0 million of interest, fees, principal and royalty payments received on our finance receivables and $3.3 million of cash receipts from pharmaceutical development revenues. The increase in cash and cash equivalents was partially offset by $18.6 million of investment funding, net of deferred fees and origination expenses, a net credit facility payment of $12.4 million, a payroll and benefits expense of $4.3 million, $8.0 million of payments on accounts payable, and share repurchases of $5.2 million.
We entered into a $45.0 million revolving credit facility in June 2023 with First Horizon Bank. The Credit Agreement provides for one or more incremental increases not to exceed $80.0 million, subject to the consent of the Agent and each Lender, at any time prior to the Commitment Termination Date. On October 10, 2023, the Company entered into a First Amendment to Credit Agreement pursuant to which Woodforest National Bank was added as a lender under the Credit Agreement for an aggregate commitment of $15.0 million, thereby increasing the aggregate commitments under the Credit Agreement from $45.0 million to $60.0 million. As of September 30, 2024, there was no outstanding amount under the new Credit Agreement, and $55.0 million was available for borrowing. The $60.0 million Credit Agreement contains a $5.0 million liquidity covenant, bringing the total amount available for borrowing to $55.0 million.

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

1.Primarily owning or financing through debt investments, royalties generated by the sales of life science products and related intellectual property;

2.Receiving interest and other income by advancing capital in the form of secured debt to companies in the life science sector;

3.Pharmaceutical development, manufacturing, and licensing activities utilizing the Peptelligence® platform; and

4.To a lesser extent, realizing capital appreciation from equity-related investments in the life science sector.

As of September 30, 2024, our finance receivables portfolio contains $255.9 million of net finance receivables and $0.8 million of marketable investments. We expect these assets to generate positive cash flows in 2024. We continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates. Changes in interest rates, including the levels of the underlying reference rates may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

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

As of September 30, 2024, we had $39.0 million in unfunded commitments. Please refer to Item 1., Financial Statements, Note 6 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Company’s commitments and contingencies.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the nine months ended September 30, 2024, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at September 30, 2024 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting
There have been no changes during the three months ended September 30, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On May 31, 2022, the Board authorized a share repurchase program under which the Company was authorized to repurchase up to $10.0 million of the Company’s outstanding shares of common stock. The previous repurchase periods under this program were July 1, 2022 through May 15, 2023 and May 16, 2023 through May 15, 2024 (the "Prior Repurchase Programs").
On May 16, 2024, the Company announced that the Board had authorized the Company to repurchase up to $10.0 million of the Company’s outstanding shares of common stock from time-to-time until May 16, 2025, through a trading plan established in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act (the “Current Repurchase Program”). The actual timing, number and value of shares repurchased under the Repurchase Program will depend on several factors, including the constraints specified in the Rule 10b5-1 trading plan, price, and general market conditions. There is no guarantee as to the exact number of shares that will be repurchased under the Repurchase Program. Our Board may also suspend or discontinue the Repurchase Program at any time, in its sole discretion. The purchase period for the Repurchase Program is May 16, 2024 through May 16, 2025.

The table below summarizes information about our purchases of common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
July 1, 2024 - July 31, 2024	127,837	$16.85	127,837	7,292
August 1, 2024 - August 31, 2024	41,159	16.98	41,159	6,593
September 1, 2024 - September 30, 2024	21,340	17.05	21,340	6,229
	190,336	$16.90	190,336

As of September 30, 2024, the Company has repurchased an aggregate of 743,028 shares under the Prior Repurchase Programs and Current Repurchase Program at a total cost of $12.6 million, or $17.00 per share. As of September 30, 2024, the maximum dollar value of shares that may yet be purchased under the Current Repurchase Program was approximately $6.2 million shares of common stock.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.       EXHIBITS

Number	Exhibit Description			Filing	Filed
		Form	Exhibit	Date	Herewith

3.01	Third Amended and Restated Certificate of Incorporation, dated as of August 12, 2022.	8-K	3.1	8/15/22
3.02	Amended and Restated Bylaws, dated as of August 12, 2022.	8-K	3.02	8/15/22
10.01#	Fourth Amendment to Credit Agreement and Waiver dated as of August 29, 2024				X
31.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS+	XBRL Instance				X

101.SCH+	XBRL Taxonomy Extension Schema				X

101.CAL+	XBRL Taxonomy Extension Calculation				X

101.DEF+	XBRL Taxonomy Extension Definition				X

101.LAB+	XBRL Taxonomy Extension Labels				X

101.PRE+	XBRL Taxonomy Extension Presentation				X
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2024.

SWK Holdings Corporation

By:	/s/ Joe D. Staggs
Joe D. Staggs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Adam Rice
Adam Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)