Form 10-K
period 2024-12-31
SWK Holdings Corp
filed 2025-03-20
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the common equity held by non-affiliates of the Registrant on June 28, 2024 was $56,974,759 based on the June 28, 2024 closing price of the Registrants Common Stock on such date as reported on The Nasdaq Stock Market of $16.99 per share.

On March 13, 2025, the Registrant had outstanding approximately 12,252,816 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2024	PART III

SWK Holdings Corporation
Form 10-K
For the Fiscal Year Ended December 31, 2024

PART I
Special Note Regarding Forward-Looking Statements
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
Trademarks, Trade Names and Service Marks
This Annual Report contains certain trademarks, which are protected under applicable intellectual property laws and are the Company's property. Solely for convenience, the Company's trademarks and trade names referred to in this Annual Report may appear without the ® or TM symbol, but such references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and trade names. We own rights to trademarks and service marks that we believe are necessary to conduct our business as currently operated. In the United States, we own the Ovarest trademark. We also own trademarks in several foreign countries and may pursue registration of other trademarks.

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
Finance Receivables Segment
Our Finance Receivables segment strategy is to be a leading healthcare capital provider by offering customized financing solutions to a broad range of life science companies, institutions and inventors. This segment is primarily focused on monetizing cash flow streams derived from commercial-stage products and related intellectual property through royalty purchases and financings, as well as through the creation of synthetic revenue interests in commercialized products. Our business partners are primarily engaged in selling products that directly or indirectly treat diseases and/or improve the wellness of people or animals, or they receive royalties paid on the sales of such products. For example, our biotechnology and pharmaceutical business partners commercialize medicines that treat disease states, whereas our life science tools partners sell a wide variety of research instrumentation to help other companies conduct clinical research. We have deployed our assets to earn interest, fees, and other income pursuant to this strategy, and we continue to identify and review financing and similar opportunities on an ongoing basis with financial solutions that are tailored to the individual needs of our business partners. In addition, through our wholly-owned subsidiary, SWK Advisors LLC, we are able to provide non-discretionary investment advisory services to institutional clients in separately managed accounts to similarly invest in life science finance. SWK Advisors LLC is registered as an investment advisor with the Texas State Securities Board. We intend to fund transactions through our own working capital and our revolving credit facility, as well as by building our asset management business by raising additional third-party capital.
We fill an underserved niche in the sub-$50.0 million transaction size market. Since many of our competitors that provide non-traditional debt and/or royalty financings typically have greater financial resources than us, they prioritize transaction sizes above $50.0 million. As such, we believe we face less competition in transactions that are less than $50.0 million.

As of March 7, 2025, and since inception of the strategy, we and our partners have executed transactions with 58 different parties under our specialty finance strategy, funding an aggregate of approximately $852.5 million in various financial products across the life science sector. Our portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.
The objective of our Finance Receivables segment is to maximize our portfolio total return in the context of a prudent level of risk, and thus, increase our net income and book value by generating income from three sources:
1.primarily owning or financing through debt investments, royalties or revenue interests generated by the sales of life science products and related intellectual property;
2.receiving interest and other income by advancing capital in the form of secured debt to companies in the life science sector; and
3.to a lesser extent, realizing capital appreciation from equity-related investments in the life sciences sector.
In our portfolio we seek to achieve attractive risk-adjusted current yields and opportunities with the potential for equity-like returns with typical credit protections.
The majority of our finance receivables transactions are structured similarly to factoring transactions whereby we provide capital in exchange for an interest in an existing revenue stream. We primarily provide capital to companies following the commercialization of a product, although in certain situations we consider pre-approval financings as well. The existing revenue stream can take several forms, but is most commonly either a royalty derived from the sales of a life science product marketed by a third party, such as a royalty paid to an inventor on the sales of a medicine, or from the commercialization by partner company, such as a medical device company that directly sells its own products. Our structured debt investments may include warrants or other features, giving us the potential to realize enhanced returns. Capital that we provide directly to our partners is generally used for growth and general working capital purposes, as well as for acquisitions or recapitalizations in select cases. We generally fund the full amount for transactions up to $25.0 million through our working capital.
In circumstances where a transaction is greater than $25.0 million, we typically seek to syndicate amounts in excess of $25.0 million to both other investors and our investment advisory clients. We do not expect to earn investment advisory income in transactions where we partner with investors other than our investment advisory clients.
Although we have partnered with investment advisory clients in the past, we currently do not have any transactions in which we have partnered with investment advisory clients. We may seek to raise discretionary capital from similar investors in the future.
We source our investment opportunities through a combination of our senior management’s relationships within the industry, outbound business development efforts and inbound inquiries from companies, institutions and inventors interested in learning about our capital financing alternatives. Our investment advisory clients generally do not originate investment opportunities for us.
Pharmaceutical Development Segment
During 2019, we commenced our Pharmaceutical Development segment with the acquisition of Enteris BioPharma, Inc. (“Enteris”). Enteris is a clinical development and manufacturing organization providing development services to pharmaceutical partners as well as innovative formulation solutions built around its proprietary oral drug delivery technologies. We seek to generate income by providing customers pharmaceutical development, formulation and manufacturing services as well as licensing its internally developed intellectual property. With an effective date of January 1, 2024, we entered into an Option and Asset Purchase Agreement ( the "Option") with a strategic partner on March 14, 2024, which granted the strategic partner an exclusive option to acquire certain of Enteris’ assets related to its business of providing good manufacturing practice (GMP) manufacturing and clinical supply services through Phase 1 and 2 to third parties, subject to certain exclusions. The strategic partner must exercise the option by or before January 1, 2026. As of December 31, 2024, Enteris is classified as held for sale as the option is expected to be exercised within the next 12-months - see Note 7 for further details.
Competition
In our Finance Receivables segment, we face competition in the pursuit of outside investors, investment management clients and opportunities to deploy our capital in attractive healthcare related companies. Our primary competitors provide financing to prospective companies and include non-bank financial institutions, federal or state-chartered banks, venture debt funds, venture capital funds, private equity funds, pharmaceutical royalty and other investment funds, business development companies and investment banks. Many of these entities have greater financial and managerial resources than we have. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to us, which may create a competitive disadvantage for us. As a result, we tend not to compete on price, but instead focus on our industry experience, reputation, flexible financing options and speed to evaluate and complete a transaction. In addition, since many of our competitors that provide non-traditional debt and/or royalty financing have greater financial resources than us, they prioritize transaction sizes above $50.0 million. As such, we believe we face less competition in transactions that are less than $50.0 million.

In our Pharmaceutical Development segment, we face competition in providing clinical development and manufacturing services from large, multinational contract development and manufacturing organizations ("CDMO"), smaller specialized CDMO's, as well as the in-house capabilities of pharmaceutical and biotech companies.
For additional information concerning the competitive risks we face, see Item 1A., Risk Factors.
Governmental Regulation
For additional information concerning the effect of existing or probable government regulation on our business, see Item 1A., Risk Factors.
Human Capital Resources
As of December 31, 2024, we had 24 employees, all of whom are full-time. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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

ITEM 1A. RISK FACTORS
An investment in our common stock involves significant risks. You should carefully consider the risks and uncertainties, the risk factors set forth in the documents and reports filed with the SEC, and the risks described below before you make an investment decision regarding our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.
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
In addition, the small and middle-market companies that we target to advance debt are subject to a number of other significant risks, including:

•these companies may have limited financial resources and may be unable to meet their obligations under their financial instruments that we hold, which may be accompanied by a deterioration in the value of their assets or of any collateral with respect to any financial obligations and a reduction in the likelihood of our realization of any guarantees we may have obtained in connection with our investment;

•they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our partner company, and in turn, on us;

•they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•they operate in the life science industry, which is both highly competitive and subject to extensive regulatory oversight, and their products may be recalled or displaced by new products, or they may lose regulatory approval altogether;

•changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and

•they may have difficulty accessing capital markets to meet future capital needs.
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
We have invested and plan to continue investing in cash flow streams produced by life science products that are subject to extensive regulation by the Food and Drug Administration ("FDA"), similar foreign regulatory authorities, and to a lesser extent, other federal and state agencies. If any of these products and the companies which manage such products fails to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their sales levels and operations. Medical devices and drugs are subject to the expense, delay and uncertainty of the regulatory approval process in order to reach the market and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints affecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a partner company or product in this industry.
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
The phase-out and replacement of LIBOR may adversely affect the value of our portfolio securities
As of June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. Dollar LIBOR settings have been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, recommended replacing U.S. dollar LIBOR with alternative reference rates based on the Secured Overnight Financing Rate (“SOFR”). SOFR significantly differs from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation established a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also created a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the U.S. Federal Reserve. In addition, the U.K. Financial Conduct Authority, which regulates the publisher of LIBOR (ICR Benchmark Administration) has announced that it will require the continued publication of one, three and six month tenors of U.S. dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not being covered by the federal legislation remaining on synthetic U.S. dollar LIBOR until the end of this period. The transition from LIBOR or the use of synthetic LIBOR in floating-rate debt securities in our portfolio or issued by us could have a material and adverse impact on the value or liquidity of those instruments. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

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
Our Finance Receivables segment may hold equity interests in companies that are publicly traded. Fluctuations in the market prices of our publicly traded equity holdings may affect the price of our common stock. Historically, the market prices of our publicly traded holdings have been highly volatile and subject to fluctuations unrelated or disproportionate to operating performance.
In addition, we may be unable to sell our holdings of public equities at then-quoted market prices. The trading volume and public float of the common stock of a publicly traded partner company may be small relative to our holdings. As a result, any significant open-market divestiture by us of our holdings in such a partner company, if possible at all, would likely have a material adverse effect on the market price of its common stock and on our proceeds from such a divestiture. Also, registration and other requirements under applicable securities laws and contractual restrictions may adversely affect our ability to dispose of our partner company holdings on a timely basis.
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

Enteris relies on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, financial condition, and results of operations.
Our operations require various raw materials, including proprietary media, resins, buffers, and filters, in addition to numerous additional raw materials supplied primarily by third parties. We or our customers specify the raw materials and other items required to manufacture their product and, in some cases, specify the suppliers from whom we must purchase these raw materials. In certain instances, the raw materials and other items can only be supplied by a limited number of suppliers and, in some cases, a single source, or in limited quantities. If third-party suppliers do not supply raw materials or other items on a timely basis, it may cause a manufacturing run to be delayed or canceled which would adversely impact our financial condition and results of operations. Additionally, we do not have long-term supply contracts with any of our single source suppliers. If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA’s quality system regulation, Current Good Manufacturing Practices ("CGMPs") or other applicable laws or regulations, we would be required to find alternative suppliers. If our primary suppliers become unable or unwilling to perform, any resulting delays or interruptions in the supply of raw materials required to support our manufacturing of CGMP pharmaceutical-grade products would ultimately delay our manufacture of products for our customers, which could materially and adversely affect our financial condition and operating results. Furthermore, third-party suppliers may fail to provide us with raw materials and other items that meet the qualifications and specifications required by us or our customers. If third-party suppliers are not able to provide us with raw materials that meet our or our customers’ specifications on a timely basis, we may be unable to manufacture their product or it could prevent us from delivering products to our customers within required timeframes. Any such delay in delivering our products may create liability for us to our customers for breach of contract or cause us to experience order cancellations and loss of customers. In the event that we manufacture products with inferior quality components and raw materials, we may become subject to product liability claims caused by defective raw materials or components from a third-party supplier or from a customer, or our customer may be required to recall its products from the market.
Risks Related to Our Business and Structure
Our ability to use NOL carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited, and our future cash tax liability may increase.
As of December 31, 2024, we had Net Operating Loss ("NOL") carryforwards for U.S. federal income tax purposes of $58.1 million. The U.S. federal NOL carryforwards, if not offset against future income, will expire by 2037. We may recognize additional NOLs in the future. In order to utilize the NOLs, we must generate taxable income that can offset such carryforwards.
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
If an ownership change occurs, the amount of the taxable income for any post-change year that may be offset by a pre-change loss is subject to an annual limitation that is cumulative to the extent it is not all utilized in a year. This limitation would be derived by multiplying the fair market value of our common stock as of the ownership change by the applicable federal long-term tax-exempt rate. To the extent that a company has a net unrealized built-in gain at the time of an ownership change, which is realized or deemed recognized during the five-year period following the ownership change, there is an increase in the annual limitation for each of the first five-years that is cumulative to the extent it is not all utilized in a year.
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
We may seek growth opportunities through strategic acquisitions as well as evaluate our segments for potential divestitures to optimize our business footprint. The success of these transactions will depend on our ability to integrate or separate, as applicable, assets and personnel in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations as well as separating divested segments, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. For example, with an effective date of January 1, 2024, we entered into an exclusive Option and Asset Purchase Agreement with a strategic partner which granted the strategic partner an exclusive option to acquire certain of Enteris’ assets related to its business of providing contract manufacturing, formulation and development services. The strategic partner must exercise its Option by or before January 1, 2026. As of December 31, 2024, Enteris is classified as held for sale as the Option is expected to be exercised within the next 12 months. There is a possibility that the strategic partner may not exercise its Option in the anticipated timeframe or at all. Additionally, the existence of the Option may deter future potential opportunities to monetize certain Enteris assets. Any of the foregoing could adversely affect our business and results of operations.
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
Our success depends upon the continued services of executive officers and other key personnel, as well as their ability to effectively transition to their successors. We have experienced changes in our senior leadership in 2024, including the appointment of a new Chief Financial Officer in July 2024, following the resignation of our former Chief Financial Officer in February 2024. In addition, Marcus Pennington resigned from our Board in September 2024. Although we have endeavored to implement any management and director transition in a non-disruptive manner, such transitions might impact our business, and give rise to uncertainty among our customers, investors, vendors, employees and others concerning our future direction and performance, which may materially and adversely affect our business, financial condition, results of operations and cash flows, and our ability to execute our business model.
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
Because Carlson controls a majority of our common stock, we are a “controlled company” within the meaning of the Nasdaq Capital Market ("Nasdaq") listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) the requirement that the board have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. However, our Board of Directors is currently comprised of a majority of independent directors and we currently have a Nominating and Corporate Governance Committee and the majority of the members of such committee are independent directors. If we were to fully avail ourselves of the controlled company rules, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.
If we are unable to obtain additional debt or equity financing on commercially reasonable terms our business could be materially adversely affected.
As of December 31, 2024, we had $5.9 million of cash and cash equivalents plus $35.6 million available to be borrowed under our new credit facility with First Horizon Bank.
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
On October 10, 2023, we entered into a First Amendment to Credit Agreement pursuant to which Woodforest National Bank was added as a lender under the Credit Agreement for an aggregate commitment of $15.0 million, thereby increasing the aggregate commitments under the Credit Agreement from $45.0 million to $60.0 million, subject to certain limitations.
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
The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results and other events or factors. In addition, the U.S. stock markets have from time-to-time, experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities.
Funds affiliated with Carlson can control or exert significant influence over our management and policies through their ownership of a large amount of our common stock.
As of December 31, 2024, funds affiliated with Carlson owned in the aggregate 68.7% of our combined issued and outstanding common stock and unvested restricted stock. Due to the large percentage of ownership by funds affiliated with Carlson, they have the ability to control or exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or other significant transaction. The investment objectives of Carlson and its affiliates may from time to time be different than or conflict with those of our other stockholders.

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
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant stockholders including funds associated with Carlson. Funds associated with Carlson own an aggregate of 68.7% (8,393,088 common shares). Pursuant to the Stockholders’ Agreement entered into on February 27, 2023, as amended, and a Registration Rights Agreement entered into on September 6, 2013, we filed a Registration Statement on Form S-3 with the SEC on February 3, 2020, which became effective on February 19, 2020, to register all of the common stock owned by funds associated with Carlson for sale freely in the public market from time to time.
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
Generally, a company will be determined to be an “investment company” if, absent an exclusion or exemption, it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We refer to this investment company definition test as the “40% test.”
We do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities and believe that we are not engaged primarily in the business of investing, reinvesting or trading in securities. We believe that, for purposes of the 1940 Act, we are engaged primarily, through one or more of our subsidiaries, in the business of purchasing or otherwise acquiring certain obligations that represent part or all of the sales price of merchandise. Our subsidiaries that are so engaged rely on Section 3(c)(5)(A) of the 1940 Act, which, as interpreted by the SEC staff, requires each such subsidiary to invest at least 55% of its assets in “notes, drafts, acceptances, open accounts receivable and other obligations representing part of all of the sales price of merchandise, insurance and services,” which we refer to as the ICA Exception Qualifying Assets.
To ensure that we are not obligated to register as an investment company, we must not exceed the thresholds provided by the 40% test. For purposes of the 40% test, the term “investment securities” does not include U.S. government securities or securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, such as majority-owned subsidiaries that rely on Section 3(c)(6), which, based on the SEC staff’s interpretations, requires us to invest, either directly or through majority-owned subsidiaries, at least 55% of our assets in, as relevant here, businesses relying on Section 3(c)(5)(A). Therefore, the assets that we and our subsidiaries hold and acquire are limited by the provisions of the 1940 Act and the rules and regulations promulgated thereunder.

If the SEC or its staff in the future adopts a contrary interpretation to that provided in the no-action letter to the predecessor of Royalty Pharma plc or otherwise restricts the conclusions in the SEC staff’s no-action letter such that royalty interests are no longer treated as ICA Exception Qualifying Assets for purposes of Section 3(c)(6), or the SEC or its staff in the future determines that the no-action letter does not apply to some or all types of royalty receivables relating to biopharmaceutical assets, our business could be materially and adversely affected. In particular, we would be required to register as an investment company. The requirements imposed by the 1940 Act, including limitations on our capital structure and our ability to transact business with affiliates could make it impractical for us to continue our business as currently conducted. Our ceasing to not be deemed an investment company or to qualify for an exemption from registration as an investment company could materially and adversely affect the value of our common stock. In addition, we could be subject to legal actions by regulatory authorities and others and could be forced to dissolve.
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
We and certain of our service providers have in the past and may in the future experience cybersecurity threats and incidents, including incidents related to social engineering, business compromise, and wire fraud. For example, in January 2025, an employee’s business email account was compromised by an unauthorized third party, and a borrower payment was fraudulently re-directed. If we, or a third party upon whom we rely, experience a cybersecurity incident or are perceived to have experienced a cybersecurity incident, we may experience adverse consequences. These consequences may affect our business strategy, results of operations, or financial condition and can include: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. To the extent that any disruption or cybersecurity incident were to result in a loss of, or damage to, a counterparties’ data or applications, or inappropriate disclosure or misuse of confidential or proprietary information, our partners’ operations may be harmed, and the development and commercialization of their products, development-stage product candidates, and technologies could be delayed. Further, our insurance coverage may not be adequate or sufficient in type or amount to protect us from or to mitigate liabilities arising out of our privacy and security practices.
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
We have also developed a cybersecurity risk management process for our third-party vendors. This process aims to assess the cybersecurity maturity of vendors who have access to our data or systems through an evaluation of the vendor’s cybersecurity risk profile. We, like other companies in our industry, face a number of cybersecurity risks in connection with our business. We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition; however, like other companies in our industry, we and our third-party vendors do, from time to time, experience threats and security incidents relating to our, and our third party vendors', information systems. For more information, see Item 1A "Risk Factors."
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
Our risk manager, along with the CEO, oversee our policies with respect to risk assessment and risk management, including with respect to cybersecurity risks. The Audit Committee of our Board is tasked with oversight of the management of risks related to cybersecurity. The Audit Committee administers its risk oversight function by receiving periodic reports from members of senior management, including the risk manager and CEO, on areas of identified significant risk to the Company.
ITEM 2. PROPERTIES
Our corporate headquarters and the location of our Finance Receivables segment are in Dallas, Texas, where we lease office space totaling approximately 4,450 square feet of space. The Pharmaceutical Development segment’s headquarters is located in Boonton, New Jersey, where Enteris leases approximately 32,000 square feet of space. We believe these facilities are adequate for our business requirements.
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
Holders of Record
There were approximately 76 stockholders of record of our common stock as of February 27, 2025. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
To date, we have not paid any cash dividends on our capital stock. We intend to retain our cash and do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Equity Securities
None
Issuer Purchases of Equity Securities
On May 31, 2022, the Board authorized a share repurchase program under which the Company was authorized to repurchase up to $10.0 million of the Company’s outstanding shares of common stock. The previous repurchase periods under this program were July 1, 2022 through May 15, 2023 and May 16, 2023 through May 15, 2024 (the "Prior Repurchase Programs").
On May 16, 2024, the Company announced that the Board had authorized the Company to repurchase up to $10.0 million of the Company’s outstanding shares of common stock from time-to-time until May 16, 2025, through a trading plan established in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act (the “Current Repurchase Program”). The actual timing, number and value of shares repurchased under the Repurchase Program will depend on several factors, including the constraints specified in the Rule 10b5-1 trading plan, price, and general market conditions. There is no guarantee as to the exact number of shares that will be repurchased under the Repurchase Program. Our Board may also suspend or discontinue the Current Repurchase Program at any time, in its sole discretion. The purchase period for the Current Repurchase Program is May 16, 2024 through May 16, 2025.
The table below summarizes information about our purchases of common stock during the three months ending December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan (in thousands)
October 1, 2024 - October 31, 2024	33,858	$16.96	33,858	$5,655
November 1, 2024 - November 30, 2024	10,669	16.70	10,669	$5,476
December 1, 2024 - December 31, 2024	5,856	16.48	5,856	$5,380
	50,383	$16.85	50,383
As of December 31, 2024, the Company has repurchased an aggregate of 793,411 shares under the Prior Repurchase Programs and Current Repurchase Program at a total cost of $13.5 million, or $16.99 per share. As of December 31, 2024, the maximum dollar value of shares that may yet be purchased under the Current Repurchase Program was approximately $5.4 million shares of common stock.
ITEM 6. RESERVED
Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report. Statements below regarding future events or performance are “forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could be quite different from those expressed or implied by the forward-looking statements. Factors that could affect results are discussed more fully under the sections entitled “Risk Factors, ” and ”Special Note Regarding Forward-Looking Statements” as revised and supplemented by those risks described from time to time in other reports which we file with the SEC. Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. We undertake no duty to update any forward-looking statements made herein after the date of this Annual Report.
Overview
We have organized our operations into two segments: Finance Receivables and Pharmaceutical Development. These segments reflect the way we evaluate our business performance and manage our operations. Please refer to Part I, Item 1, Business and Part II, Item 8, Financial Statements, Notes 1 and 13 of the notes to the consolidated financial statements for further information regarding segment information.
With an effective date of January 1, 2024, we entered into an exclusive Option and Asset Purchase Agreement with a strategic partner on March 14, 2024, which granted the strategic partner an exclusive option to acquire certain of Enteris’ assets related to its business of providing good manufacturing practice (GMP) manufacturing and clinical supply services through Phase 1 and 2 to third parties, subject to certain exclusions. The strategic partner must exercise the Option by or before January 1, 2026. As of December 31, 2024, Enteris is classified as held for sale as the Option is expected to be exercised within the next 12-months. Please refer to Part II, Item 8, Financial Statements, Note 13 and Note 7 of the notes to the consolidated financial statements for further information regarding the Option and Asset Purchase Agreement with the strategic partner and held for sale classification.
Finance Receivables Portfolio Overview
The tables below provide an overview of our outstanding transactions as of, and for the year ended, December 31, 2024 (in thousands, except rate, share and per share data):

Royalty Purchases	Licensed Technology	Funded Amount	GAAP Balance	Revenue Recognized
Besivance® (1)	Ophthalmic antibiotic	$6,000	$—	$29
Best ABT, Inc.(2), (3)	Oncology diagnosis	5,784	2,347	—
Coflex®/Kybella®	Spinal stenosis/submental fullness	4,350	3,053	246
Cambia® (4)	NSAID migraine treatment	8,500	—	420
Duo Royalty	Japanese Women's health/cystic fibrosis	15,353	11,231	2,346
Flowonix Medical, Inc.(3),(5)	Drug delivery device	12,455	8,433	—
Forfivo XL®	Depressive disorder treatment	6,000	1,267	1,239
Ideal Implant, Inc. (3), (6)	Aesthetics	4,025	3,050	—
Immune Globulin	Immune Globulin Therapeutics	14,100	11,685	1,729
Iluvien®	Diabetic macular edema	16,501	15,865	1,774
Relief	Rare Disease Portfolio	7,701	8,005	490
Veru, Inc(7)	Women's health	10,000	—	582

Term Loans	Type	Maturity Date	Principal	GAAP Balance	Rate	Revenue Recognized
4Web, Inc.	First lien	6/30/25	$23,736	$26,482	11.3%	$4,722
AOTI, Inc.	First lien	3/21/27	8,478	8,635	11.2%	1,895
BIOLASE, Inc. (2) (3)	First lien	5/31/25	1,000	1,000	10.3%	916
Biotricity, Inc.	First lien	2/15/27	14,446	14,749	11.5%	2,387
CDMO Manufacturer	First lien	9/13/27	5,000	5,298	13.3%	806
Elutia, Inc.	First lien	8/10/27	21,045	23,944	12.0%	3,767
Epica International, Inc.	First lien	7/23/24	—	—	11.5%	957
Eton Pharmaceuticals, Inc.	First lien	12/17/27	30,000	28,925	12.1%	900
Exeevo, Inc.(3), (9)	First lien	7/1/27	—	—	12.8%	8
Journey Medical Corporation	First lien	12/27/27	25,000	24,964	12.8%	2,611
MedMinder Systems, Inc.	First lien	8/18/28	22,500	22,774	12.3%	2,884
MolecuLight, Inc.	First lien	12/29/27	10,881	11,930	12.8%	2,617
Nicoya Lifesciences, Inc.	First lien	11/30/26	6,000	6,144	12.8%	1,039
NeoLight, LLC	First lien	2/15/26	5,000	5,250	13.5%	992
Shield Therapeutics, Plc	First lien	9/28/28	20,000	19,670	14.3%	3,296
SKNV	First lien	11/15/28	15,997	16,378	12.0%	2,059
Triple Ring	First lien	12/6/28	8,000	7,930	12.0%	76

Marketable Investments	Number of Shares	Funded Amount	GAAP Balance	Change in Fair Value
Secured Royalty Financing (Marketable Investment) (2), (3)	N/A	$3,000	$21	$—
AOTI Common Stock (8)	402,634	N/A	559	(85)
EyePoint Pharmaceuticals	—	N/A	—	(181)

Warrants to Purchase Stock	Number of Shares	Exercise Price per Share	GAAP Balance	Change in Fair Value
4Web, Inc.	TBD	$—	$—	$—
Aziyo Biologics, Inc. Tranche 1	157,895	6.65	353	70
Aziyo Biologics, Inc. Tranche 2	30,075	6.65	67	13
Biotricity, Inc. Tranche 1	9,589	37.56	2	(2)
Biotricity, Inc. Tranche 2	600,000	0.50	163	(5)
CDMO Manufacturer	211,442	1.42	—	—
DxTerity Diagnostics, Inc.	2,019,231	—	—	—
Epica International, Inc.	TBD	—	—	—
Eton Pharmaceuticals, Inc. Tranche 1	51,239	5.86	424	327
Eton Pharmaceuticals, Inc. Tranche 2	18,141	6.62	148	111
Eton Pharmaceuticals, Inc. Tranche 3	289,736	5.32	3,008	1,936
EyePoint Pharmaceuticals, Inc.	40,910	11.00	—	127
EyePoint Pharmaceuticals, Inc.	7,773	19.30	—	22
Shield Warrant (10)	8,910,540	0.14	201	(193)
MedMinder, System, Inc. Tranche 1	57,859	10.37	—	—
MedMinder Systems, Inc. Tranche 2	14,465	10.37	—	—
Neolight, LLC	52,524	7.62	—	—
MolecuLight, Inc.	TBD	—	—	—

	Assets	Revenue Recognized
Total gross finance receivables	$289,009	$40,787
Total marketable investments	580	—
Fair value of warrant assets	4,366	—
Total	$293,955	$40,787

(1)	US royalty was paid off during the year ended December 31, 2021. SWK continues to receive insignificant royalties on international sales.
(2)	Investment considered partially impaired.
(3)	Investment on non-accrual.
(4)	Carrying value was paid off during the year ended December 31, 2023. SWK continues to receive royalties on actual sales.
(5)	Flowonix Medical assets were sold to a medical device company during the year ended December 31, 2023. In exchange for releasing its lien, SWK received cash at close and is expected to receive royalties on sales of two products. The finance receivable is now classified as a royalty.
(6)	In July 2023, Ideal Implant assets were sold to an aesthetics company, which is expected to pay SWK a mid-single digit, capped royalty on implant sales.
(7)	The Veru royalty was repaid during the year ended 2024.
(8)	AOTI warrants exercised and converted to shares.
(9)	Investment paid off during the year ended December 31, 2024.
(10)	Exercise price is converted from 0.111 British Pound per share.
Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, impairment of finance receivables and long-lived assets, impairment of goodwill and identifiable intangible assets, valuation of warrants and investments, contingent consideration, income taxes and contingencies and litigation, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements because they inherently involve significant judgments and uncertainties. For a discussion of our significant accounting policies, refer to Note 1 of the notes to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data.
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
Finance Receivables
Finance receivables are measured based upon the difference between the recorded investment in each receivable and either the present value of the expected future cash flows discounted at each receivable’s effective interest rate (the receivable’s contractual interest rate adjusted for any deferred fees, costs, discount or premium at the date of origination or acquisition) or if a receivable is collateral dependent, the collateral’s fair value. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral. The determination of impairment involves management’s judgment and the use of market and third-party estimates regarding collateral values. Valuations of impaired receivables and corresponding impairment affect the level of the reserve for credit losses.
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
In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand‑alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. Management uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand‑alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied.

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
Income Taxes
The recognition of certain net deferred tax assets of our reporting entities is dependent upon, but not limited to, the future profitability of the reporting entity, when the underlying temporary differences will reverse, and tax planning strategies. Further, management’s judgment regarding the use of estimates and projections is required in assessing our ability to realize the deferred tax assets relating to NOL carryforwards, as most of these assets are subject to limited carryforward periods.
We will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist at each reporting date. Any adjustments to the deferred tax asset valuation allowance is recorded in the statement of operations in the period it is determined an adjustment is required.
Please refer to Note 14 of the notes to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data.

Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, refer to Note 1 of the notes to the consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data.

Results of Operations
This section of this Annual Report generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussion of 2023 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Comparison of the Years Ended December 31, 2024 and 2023
The following table summarizes the results of our operations:

(in millions)	For the Year Ended December 31,		Change
	2024	2023
Revenues	$45.0	$37.8	$7.2
Provision for credit losses	12.8	1.9	$10.9
Loss on impairment of intangible assets	5.8	—	$5.8
Impairment of goodwill	—	8.4	$(8.4)
Interest expense	4.7	1.8	$2.9
Pharmaceutical manufacturing, research and development expense	2.2	3.4	$(1.2)
Change in fair value of acquisition-related contingent consideration	(4.9)	(6.3)	$1.4
Depreciation and amortization expense	1.4	2.6	$(1.2)
General and administrative expense	11.5	11.2	$0.3
Other income, net	6.8	—	$6.8
Income tax expense (benefit)	4.9	(1.3)	$6.2
Net income	13.5	15.9	$(2.4)
Revenues
Revenues increased to $45.0 million for the year ended December 31, 2024 from $37.8 million for the year ended December 31, 2023. The $7.2 million increase in revenue for the year ended December 31, 2024 consisted of a $4.8 million increase in Finance Receivables segment revenue and a $2.4 million increase in Pharmaceutical Development segment revenue. The $4.8 million increase in Finance Receivables segment revenue was primarily due to a $8.2 million increase in interest and fees earned due to funding new and existing loans offset by $2.5 million decrease in interest, fees and royalties earned on finance receivables that were paid off during the period. The increase in the Pharmaceutical Development segment was primarily due to the strategic partner collaboration agreement.
Provision for Credit Losses
Our provision for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. We recognized a net provision for credit losses of $12.8 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively. Most of the change was related to a $8.1 million impairment on the Trio loan and $2.2 million impairment on the Exeevo loan that were included within the provision for credit losses during the year ended December 31, 2024.
Impairment of Goodwill
We recognized a $8.4 million impairment charge during the year ended December 31, 2023. As part of the Company's annual goodwill impairment analysis, the Company elected to bypass the qualitative goodwill impairment assessment and proceed directly with a quantitative assessment. The goodwill impairment test concluded that the fair value of the Company's Pharmaceutical Development reporting unit did not exceed the carrying amount and the Company recognized an impairment.
Interest Expense
Interest expense consists of interest accrued on our revolving line of credit, 9.00% Senior Notes due 2027, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense increased to $4.7 million for year ended December 31, 2024 from $1.8 million for the year ended December 31, 2023. The $2.9 million increase in interest expense was mainly due to issuing approximately $32.9 million of Notes in an underwritten public offering in October of 2023.

Pharmaceutical Manufacturing, Research and Development Expense
Pharmaceutical manufacturing, research and development expense decreased from $3.4 million for the year ended December 31, 2023 to $2.2 million for the year ended December 31, 2024. The $1.2 million decrease was primarily due to a reduction in research and development and clinical trial expenditures related to cancelled projects during the period.
Change in Fair Value of Contingent Consideration
We recognized gains of $4.9 million and $6.3 million from the change in fair value of acquisition-related contingent consideration during the years ended December 31, 2024 and 2023, respectively. The contingent consideration is the earnout related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to a license agreement ("License Agreement") with Cara Therapeutics, Inc. ("Cara") for oral formulation rights to Enteris' technology to develop and commercialize Oral KORSUVA™ in any indication worldwide, excluding South Korea and Japan. During the year ended December 31, 2024, it was determined the milestones and royalties pursuant to the License Agreement would not be realized as a result of non-viability of the product covered by the License Agreement. Accordingly, the Company concluded that the liability for contingent consideration, previously held at its estimated fair value of $4.9 million, should be $0.
Depreciation and Amortization Expense
The $1.2 million decrease in depreciation and amortization expense for the year ended December 31, 2024 primarily consists of a decrease in amortization expense related to no longer amortizing intangible assets related to the Cara license as the intangible assets were fully impaired during the year. Amortization expense is aligned with the expected future cash flows of the intangible assets. See Note 3 for more information on the impairment of the Cara license.
General and Administrative Expense
General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses increased to $11.5 million for the year ended December 31, 2024 from $11.2 million for the year ended December 31, 2023.
Other Income, Net
Other income, net increased to $6.8 million for the year ended December 31, 2024. Other income, net was immaterial for the year ended December 31, 2023. The $6.8 million increase includes a $2.5 million gain on revaluation related to the Iluvien royalty after a contractual re-negotiation, a $2.4 million increase in unrealized gains on warrants, a $1.1 million gain on asset payoff, and a gain of $0.6 million due to foreign currency transactions.
Income Tax Expense
During the years ended December 31, 2024 and 2023 we recognized $4.9 million income tax expense and $1.3 million of income tax benefit, respectively. Income tax expense increased period over period due to the release of valuation allowance on deferred tax assets of $6.7 million during the year ended December 31, 2023 and an increase in the Company's effective tax rate to 26.6% as of December 31, 2024 from a benefit of 8.7% for the same period in the prior year.
Liquidity and Capital Resources
As of December 31, 2024, we had $5.9 million in cash and cash equivalents, compared to $4.5 million as of December 31, 2023. The primary driver of the $1.4 million increase in our cash balance was $88.2 million of interest, fees, principal and royalty payments received on our finance receivables and $5.0 million of cash receipts from pharmaceutical development revenues. The increase in cash and cash equivalents was partially offset by $64.1 million of investment funding, net of deferred fees and origination expenses, a net credit facility payment of $6.2 million, a payroll and benefits expense of $5.4 million, $10.8 million of payments on accounts payable, and share repurchases of $6.0 million.
We entered into a $45.0 million revolving credit facility in June 2023 with First Horizon Bank. The Credit Agreement provides for one or more incremental increases not to exceed $80.0 million, subject to the consent of the Agent and each Lender, at any time prior to the Commitment Termination Date. On October 10, 2023, the Company entered into a First Amendment to Credit Agreement pursuant to which Woodforest National Bank was added as a lender under the Credit Agreement for an aggregate commitment of $15.0 million, thereby increasing the aggregate commitments under the Credit Agreement from $45.0 million to $60.0 million. As of December 31, 2024, there was $6.2 million outstanding amount under the new Credit Agreement, and $35.6 million was available for borrowing. The $60.0 million Credit Agreement contains a $5.0 million liquidity covenant, bringing the total amount available for borrowing to $35.6 million.

On October 3, 2023, the Company completed a registered underwritten public offering of $30.0 million of the Notes. On October 27, 2023, the underwriters exercised their option to purchase an additional approximately $3.0 million in aggregate principal amount of the Notes. The Notes will mature on January 31, 2027, unless earlier redeemed, and will bear interest at a rate of 9.00% per annum, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year and at maturity, commencing on December 31, 2023. The Company received net proceeds after discounts, commissions, expenses and fees, of approximately $30.6 million. See Note 8 for more information.
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

3.Pharmaceutical development, manufacturing, and licensing activities; and

4.Realizing capital appreciation from equity-related investments in the life science sector.

As of December 31, 2024, our finance receivables portfolio contains $277.8 million of net finance receivables and $0.6 million of marketable investments. We expect these assets to generate positive cash flows in 2025. We continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates. Changes in interest rates, including the levels of the underlying reference rates may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.
We continue to evaluate multiple attractive opportunities that, if consummated, we believe would similarly generate additional income. Since the timing of any investment is difficult to predict, our Finance Receivables segment may not be able to generate positive cash flow above what our existing assets are expected to produce in 2025. We anticipate near-term repayments from borrowers, however, no assurances can be given that actual results would not differ materially from the statement above.
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
As of December 31, 2024, we had $5.8 million in unfunded commitments. Please refer to Item 1., Financial Statements, Note 9 of the notes to the consolidated financial statements for further information regarding the Company’s commitments and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the year ended December 31, 2024, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at December 31, 2024 approximated its carrying value.
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
SWK HOLDINGS CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
SWK Holdings Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Valuation of Finance Receivables and Related Finance Receivable Interest Income
As described in Note 4 to the consolidated financial statements, the Company’s consolidated finance receivables were carried at $277.8 million as of December 31, 2024, which is net of the allowance for credit losses of $11.2 million. The Company generated $40.8 million of finance receivable interest income, including fees, for the year ended December 31, 2024. As explained in Note 1 to the consolidated financial statements, the Company’s finance receivables are stated at amortized cost, net of unamortized origination fees, if any, and allowance for credit losses. Interest income on the finance receivables is recorded on an accrual basis based using the effective interest rate method to the extent that the Company expects to collect such amounts. The Company evaluates the collectibility of both interest and principal for each finance receivable to determine whether it is impaired. A finance receivable is considered to be impaired when, based on current information and events, the Company determines it is probable that it will be unable to collect amounts due according to existing contractual terms. When a finance receivable is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the finance receivable to the value determined by discounting the expected future cash flows. If actual cash flows were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of the Company’s finance receivables, related finance receivable interest income, and the Company’s results of operations.

The principal considerations for our determination that performing procedures relating to valuation of the finance receivables and related finance receivable interest income is a critical audit matter is the overall impact on the consolidated financial statements, including the realization of the Company’s deferred tax assets, and the significant amount of judgement by management in developing the assumptions of the expected future cash flows which, in turn, led to significant auditor judgement, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to the expected future cash flows. Additionally, for certain finance receivables, there may be limited historical data with which to evaluate the expected future cash flows.
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

San Francisco, California
March 20, 2025

SWK HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Year Ended December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$5,927	$4,503
Restricted cash	—	733
Interest, accounts receivable, and other receivables, net	5,788	4,729
Assets held for sale, net (Note 7)	6,398	—
Other current assets	2,141	1,904
Total current assets	20,254	11,869

Finance receivables, net of allowance for credit losses of $11,249 and $13,901 as of December 31, 2024 and December 31, 2023, respectively	277,760	274,504
Collateral on foreign currency forward contract	2,750	2,750
Marketable investments	580	48
Deferred tax assets, net	23,484	28,290
Warrant assets	4,366	1,759
Intangible assets, net	—	6,487
Property and equipment, net	48	5,438
Other non-current assets	2,993	3,109
Total assets	$332,235	$334,254

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,810	$3,935
Liabilities held for sale (Note 7)	1,255	—
Deferred income	1,500	9
Total current liabilities	5,565	3,944

Contingent consideration payable	—	4,900
Unsecured senior notes, net	31,412	30,781
Revolving credit facility	6,233	12,350
Other non-current liabilities	335	1,964
Total liabilities	43,545	53,939

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,213,599 and 12,497,770 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	4,419,991	4,425,104
Accumulated deficit	(4,131,313)	(4,144,801)
Total stockholders' equity	288,690	280,315
Total liabilities and stockholders' equity	$332,235	$334,254

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Revenues:
Finance receivable interest income, including fees	$40,787	$36,346
Pharmaceutical development	3,616	1,202
Other	584	212
Total revenues	44,987	37,760
Costs and expenses:
Provision for credit losses	12,756	1,912
Loss on impairment of intangible assets	5,771	—
Impairment of goodwill	—	8,404
Interest expense	4,685	1,849
Pharmaceutical manufacturing, research and development expense	2,203	3,436
Change in fair value of acquisition-related contingent consideration	(4,900)	(6,300)
Depreciation and amortization expense	1,399	2,577
General and administrative expense	11,487	11,232
Income from operations	11,586	14,650
Other income (expense), net
Unrealized net gain (loss) on warrants	2,406	(55)
Net gain (loss) on exercise and cancellation of warrants	445	(799)
Net loss on marketable investments	(266)	—
Realized gain on early payment of finance receivable	1,065	—
Gain on revaluation of finance receivable	2,495	—
Realized and unrealized foreign currency transaction gains	641	817
Income before income tax expense (benefit)	18,372	14,613
Income tax expense (benefit)	4,884	(1,274)
Net income	$13,488	$15,887

Net income per share
Basic	$1.09	$1.26
Diluted	$1.08	$1.25
Weighted average shares outstanding
Basic	12,369	12,653
Diluted	12,451	12,696
See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2022	12,843,157	$12	$4,430,922	$(4,151,005)	$279,929
Stock-based compensation	—	—	509	—	509
Issuance of restricted common stock	29,978	—	—	—	—
Effect of adoption of ASU 2016-13	—	—	—	(9,683)	(9,683)
Stock options exercised, net	461	—	—	—	—
Repurchases of common stock in open market	(375,826)	—	(6,327)	—	(6,327)
Net income	—	—	—	15,887	15,887
Balances at December 31, 2023	12,497,770	12	4,425,104	(4,144,801)	280,315
Stock-based compensation	—	—	944	—	944
Forfeiture of unvested restricted stock	(6,446)	—	—	—	—
Issuance of restricted common stock	73,364	—	—	—	—
Repurchases of common stock in open market	(353,684)	—	(6,014)	—	(6,014)
Net settlement for employee taxes on stock options	—	—	(43)	—	(43)
Stock options exercised, net	2,595	—	—	—	—
Net income	—	—	—	13,488	13,488
Balances at December 31, 2024	12,213,599	12	4,419,991	(4,131,313)	288,690

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$13,488	$15,887
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	12,756	1,912
Impairment of goodwill	—	8,404
Loss on impairment of intangible assets	5,771	—
Right-of-use amortization and cease use costs	415	333
Amortization of debt issuance costs	1,054	493
Deferred income taxes, net	4,807	(1,286)
Unrealized net (gain) loss on warrants	(2,406)	55
Net (gain) loss on exercise and cancellation of warrants	(445)	799
Net loss on marketable investments	266	—
Change in fair value of acquisition-related contingent consideration	(4,900)	(6,300)
Gain on revaluation of finance receivable	(2,495)	—
Foreign currency transaction gain	(1,414)	(1,876)
Loan discount amortization and fee accretion	(3,918)	(3,827)
Interest paid-in-kind	(2,807)	(1,826)
Stock-based compensation	944	509
Depreciation and amortization expense	1,399	2,577
Changes in operating assets and liabilities:
Interest, accounts receivable and other receivables, net	(1,059)	(1,635)
Derivative assets and liabilities, net	1,229	1,059
Other assets	199	(787)
Accounts payable, accrued expenses, and other non-current liabilities	(1,326)	371
Deferred income	1,491	26
Net cash provided by operating activities	23,049	14,888

Cash flows from investing activities:
Sale of finance receivables	—	13,942
Sale of marketable investments	574	—
Investment in finance receivables	(63,706)	(74,125)
Repayment of finance receivables	53,109	11,703
Corporate debt securities principal payments	27	28
Purchases of property and equipment	(138)	(496)
Net cash used in investing activities	(10,134)	(48,948)

Cash flows from financing activities:
Net settlement for employee taxes on stock options	(43)	—
Net (payments on) proceeds from credit facility	(6,117)	9,905
Payments for financing costs	(50)	(3,407)
Proceeds from senior unsecured notes	—	32,969
Repurchases of common stock, including fees and expenses	(6,014)	(6,327)
Net cash (used in) provided by financing activities	(12,224)	33,140

Net increase (decrease) in cash, cash equivalents, and restricted cash	691	(920)
Cash, cash equivalents, and restricted cash at beginning of period	5,236	6,156
Cash, cash equivalents, and restricted cash at end of period	5,927	5,236

Supplemental non-cash investing and financing activities:
Derecognition of right-of-use assets and operating lease liabilities upon termination of lease	82	—
Cash paid for interest	$3,082	$1,351
Fair value of warrants received with finance receivables	$1,241	$1,364
See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies
Nature of Operations
SWK Holdings Corporation (the “Company,” “we,” or “us”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, we commenced a strategy of building a specialty finance and asset management business. In August 2019, we commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. Our operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (collectively, “life sciences”). We allocate capital to each segment in order to generate income through the sales of life science products by third parties and related earned income sources. The Company is headquartered in Dallas, Texas, and as of December 31, 2024, the Company had 24 full-time employees.
The Company has net operating loss carryforwards (“NOLs”) and believes that the ability to utilize these NOLs is an important and substantial asset.
As of March 7, 2025, the Company and its partners have executed transactions with 58 different parties under its specialty finance strategy, funding an aggregate of $852.5 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.
During 2019, we commenced our Pharmaceutical Development segment with the acquisition of Enteris BioPharma, Inc. (“Enteris”). Enteris is a clinical development and manufacturing organization providing development services to pharmaceutical partners. We seek to generate income by providing customers pharmaceutical development, formulation and manufacturing services.
With an effective date of April 21, 2023, we entered into a collaboration agreement with a strategic partner under which we would be the exclusive provider of certain contract development and manufacturing organization ("CDMO") services to its customers. Fee revenue generated as a result of this agreement is presented as pharmaceutical development revenue on the consolidated statement of income and is accounted for in accordance with our revenue recognition policy as described under Revenue Recognition below.
With an effective date of January 1, 2024, we entered into an Option and Asset Purchase Agreement with a strategic partner on March 14, 2024, which granted the strategic partner an exclusive option to acquire certain of Enteris’ assets related to its business of providing good manufacturing practice (GMP) manufacturing and clinical supply services through Phase 1 and 2 to third parties, subject to certain exclusions. The strategic partner must exercise the option by or before January 1, 2026. As of December 31, 2024, Enteris is classified as held for sale as the option is expected to be exercised within the next 12-months - see Note 7 for further details.
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The consolidated financial statements include the accounts of all subsidiaries and affiliates in which the Company holds a controlling financial interest as of the financial statement date. Normally a controlling financial interest reflects ownership of a majority of the voting interests. The Company consolidates a variable interest entity (“VIE”) when it possesses both the power to direct the activities of the VIE that most significantly impact its economic performance and the Company is either obligated to absorb the losses that could potentially be significant to the VIE or the Company holds the right to receive benefits from the VIE that could potentially be significant to the VIE, after elimination of intercompany accounts and transactions.
The Company owns interests in various partnerships and limited liability companies, or LLCs. The Company consolidates its investments in these partnerships or LLCs, where the Company, as the general partner or managing member, exercises effective control, even though the Company’s ownership may be less than 50%, the related governing agreements provide the Company with broad powers, and the other parties do not participate in the management of the entities and do not effectively have the ability to remove the Company. The Company has reviewed each of the underlying agreements to determine if it has effective control. If circumstances change and it is determined this control does not exist, any such investment would be recorded using the equity method of accounting. Although this would change individual line items within the Company’s consolidated financial statements, it would have no effect on its operations and/or total stockholders’ equity attributable to the Company.
Reclassification of Prior Period Amounts
Certain prior period financial information has been reclassified to conform to current period presentation.

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
Segment Information
The Company earns revenues from its two U.S.-based business segments: its specialty finance and asset management business offering customized financing solutions to a broad range of life-sciences companies, and its business offering clinical development and manufacturing services to pharmaceutical partners.
Intangible Assets
Finite-lived intangible assets are amortized over their estimated useful life, which is the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. Goodwill and indefinite-lived intangible assets are not amortized, but instead, are subject to annual impairment testing. We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and continually assess whether a triggering event has occurred to determine whether the carrying value exceeds the implied fair value. For the year ended December 31, 2024, the Company identified indicators of impairment for identifiable finite-lived intangible assets due to the lowering of financial expectations for the License Agreement with Cara, and concluded an impairment was required. See Note 3 for further information.
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
Deferred Income
Deferred income includes amounts that have been billed per the contractual terms but have not been recognized as income. The Company classifies as current the portion of deferred income that is expected to be recognized within one year from the balance sheet date.
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
Finance Receivables
The Company extends credit to customers through a variety of financing arrangements, including revenue interest term loans. The amounts outstanding on loans are referred to as finance receivables and are included in finance receivables in the consolidated balance sheets. It is the Company’s expectation that the loans originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk, some or all of certain exposures may be sold. Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If the Company no longer has the intent or ability to hold loans for the foreseeable future, then the loans are transferred to held for sale (“HFS”). Loans entered into with the intent to resell are classified as HFS. As of December 31, 2024 and 2023, the Company had no loans classified as HFS.
If it is determined that a loan should be transferred from HFI to HFS, then the balance is transferred at the lower of amortized cost or fair value. At the time of transfer, a write-down of the loan is recorded as an impairment when the carrying amount exceeds fair value and the difference relates to credit quality. Otherwise the write-down is recorded as a reduction in finance receivable interest income, and any credit loss reserve is reversed. Once classified as HFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance and is reflected as a reduction to finance receivable interest income.
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
Held for Sale
The Company classifies long-lived assets or disposal groups as held for sale in the period when all of the following conditions have been met:
•we have approved and committed to a plan to sell the assets or disposal group;
•the asset or disposal group is available for immediate sale in its present condition;
•an active program to locate a buyer and other actions required to complete the sale have been initiated;
•the sale of the asset or disposal group is probable and expected to be completed within one year;
•the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and
•it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company measure a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell and recognize any loss in the period in which the held for sale criteria are met. Gains, if any, are not recognized until the date of sale. We cease depreciation and amortization of a long-lived asset, or assets within a disposal group, upon their designation as held for sale and subsequently assess fair value less any costs to sell at each reporting period until the asset or disposal group is no longer classified as held for sale.

Provision for Credit Losses
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
The Company adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended, on January 1, 2023 using the modified retrospective approach method. See Note 4 for further information.
Marketable Investments
The Company’s marketable investment portfolio includes debt and equity securities as of December 31, 2024. The debt security is classified as an available-for-sale security, which is reported at fair value with unrealized gains or losses recorded in other income, net of applicable income taxes. Equity securities that have a readily determinable fair value are stated at fair value. The Company records changes in fair value of its equity securities in other income (expense), net in its consolidated statement of income.
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
Other Receivables
As of December 31, 2024 and 2023, the Company had collateral receivable of $2.8 million with the counterparties on its foreign currency exchange contract and is recorded as collateral on foreign currency forward contract in the consolidated balance sheets.
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
The Company had no derivatives designated as hedges as of December 31, 2024 and 2023. The Company holds warrants issued to the Company in conjunction with term loan investments discussed in Note 4. These warrants meet the definition of a derivative and are included in warrant assets in the consolidated balance sheets. The Company also uses a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. The foreign currency forward contract discussed in Note 11 is not designated as a hedging instrument, and changes in fair value are recognized in earnings.
Revenue Recognition
Finance Receivables Segment
The Company’s Finance Receivables segment records interest income on an accrual basis based on the effective interest rate method to the extent that it expects to collect such amounts. The Company recognizes investment management fees when clients invest in our recommended transactions as earned over the period the services are rendered. Incentive fees, if any, are recognized when earned at the end of the relevant performance period, pursuant to the underlying contract. The Company did not recognize any management or incentive fees in 2024 or 2023. Other service revenues are recognized when contractual obligations are fulfilled or as services are provided.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2024 or 2023, as all of our cash was held in checking, savings and brokerage accounts. As of December 31, 2024, cash was deposited in financial institutions and consisted of immediately available fund balances. The Company maintains its cash deposits with well-known and stable financial institutions but balances may exceed stated federally insured limits.
Restricted Cash
Restricted cash as of December 31, 2023 is composed of a holdback amount associated with one of the Company's finance receivables.
Interest and Accounts Receivable
The Company records interest receivable on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. When management does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the loan on nonaccrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or the Company believes the partner company has demonstrated the ability to repay the Company’s current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. The Company did not recognize any provision for interest receivable credit losses in 2024 and 2023.
Accounts receivable from management fees and pharmaceutical development revenue is recorded at the aggregate unpaid amount less any allowance for credit losses. The Company determines an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. As of December 31, 2024 and 2023, the provision for credit losses on interest and accounts receivable was zero.
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
Finance Receivables Segment
For the year ended December 31, 2024, the Company had one customer that accounted for 11.6% of revenues. For the year ended December 31, 2023, the Company had two customers that accounted for 24.1% of revenues.
The Company performs ongoing credit evaluations of its partner companies and generally requires collateral. For the year ended December 31, 2024, two of our business partners accounted for 36.6% of our interest and accounts receivable. For the year ended December 31, 2023, three of our business partners accounted for 35.0% of our interest and accounts receivable.

Pharmaceutical Development Segment
For the year ended December 31, 2024, the Company had one customer that accounted for approximately 96.0% of pharmaceutical development revenues. For the year ended December 31, 2023, the Company had two customers that accounted for approximately 99.8% of pharmaceutical development revenues.
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
Comprehensive Income
The consolidated statements of comprehensive income have been omitted, as net income equals comprehensive income for the years ended December 31, 2024 and 2023.
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848),” which provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include: (i) contract modifications, (ii) hedging relationships, and (iii) sales or transfers of debt securities classified as held-to-maturity. ASU 2020-04 was effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2024. The Company’s finance agreements that utilized LIBOR discontinued the use of LIBOR and adopted the Secured Overnight Financing rate (“SOFR”) or Prime Rate, which did not materially impact our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures," which requires public entities to retrospectively disclose information about their reportable segments’ significant expenses on an interim and annual basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of the new standard affects financial statement disclosure only, and its adoption did not affect our results of operations or financial condition.
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
The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net income	$13,488	$15,887

Denominator:
Weighted-average shares outstanding	12,369	12,653
Effect of dilutive securities	82	43
Weighted-average diluted shares	12,451	12,696

Basic net income per share	$1.09	$1.26
Diluted net income per share	$1.08	$1.25

As of December 31, 2024 and 2023, outstanding options to purchase shares of common stock and outstanding shares of restricted stock in an aggregate of approximately 158,000 and 122,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive.

Note 3. Goodwill and Intangible Assets
Goodwill
The net book value of goodwill was solely related to the Enteris acquisition in 2019. The Company reviews goodwill for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. During the year ended December 31, 2023, the Company decreased its financial expectations for the License Agreement with Cara and elected to bypass the qualitative goodwill impairment assessment and proceed directly with a quantitative assessment. The goodwill impairment test concluded that the fair value of the Company's Pharmaceutical Development reporting unit did not exceed the carrying amount and the Company recorded an impairment charge of $8.4 million. An income valuation approach was used to estimate the fair value of the Enteris reporting unit which was estimated through a probability-adjusted discounted cash flow analysis. As of December 31, 2024, certain assets of the Enteris reporting unit are classified as held for sale, including intangible assets net, of $0.2 million - see Note 7 for further details.
Intangible Assets
As of December 31, 2023, the gross book value, accumulated amortization, net book value and estimated useful life of acquired intangible assets were as follows (in thousands, except estimated useful life data):

	As of December 31, 2023
	Gross Book Value	Accumulated Amortization	Net Book Value	Estimated Useful Life
License Agreement (1)	$29,400	$23,167	$6,233	10
Trade names and trademarks	210	92	118	10
Customer relationships	240	104	136	10
Total	$29,850	$23,363	$6,487
(1) Prior to the Company's acquisition of Enteris, Enteris entered into the License Agreement with Cara, for oral formulation rights to Enteris’ technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay Enteris certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory. During 2024, the Company concluded that the milestones and royalties pursuant to the License Agreement would not be realized as a result of non-viability of product covered by the License Agreement. The Company has recognized a full impairment on the license of its remaining net book value of $5.8 million which is included in the "Loss on impairment of intangible assets" section of our consolidated statements of income.
Amortization expense related to intangible assets was $0.5 million and $1.7 million for the year ended December 31, 2024 and 2023, respectively.

Note 4. Finance Receivables
Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.
The carrying values of finance receivables are as follows (in thousands):

	December 31,
	2024	2023
Term loans	$224,073	$221,145
Royalty purchases	64,936	67,260
Total before allowance for credit losses	289,009	288,405
Allowance for credit losses	(11,249)	(13,901)
Total carrying value	$277,760	$274,504
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
The Company adopted ASU 2016-13, as amended, on January 1, 2023 using the modified retrospective approach method. The implementation of ASU 2016-13 also impacted the Company's ACL on unfunded loan commitments, as the ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company. The reserve for unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management's estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. On January 1, 2023, the Company recorded an adjustment for unfunded commitments of $0.4 million for the adoption of ASU 2016-13. As of December 31, 2024 and December 31, 2023, the Company has a $0.1 million and $0.2 million, respectively, liability for credit losses on off-balance sheet exposures related to unfunded commitments, with this liability included in accounts payable and accrued liabilities on the consolidated balance sheets. Please refer to Note 9 for further information on the Company's unfunded commitments.
Allowance for Credit Losses - methodology update
During the year ended December 31, 2024, the Company revised its methodology for calculating the allowance for credit losses to be more directly tied to the individual risk ratings, as determined by management, of finance receivables. This resulted in a re-allocation of the existing allowance and did not have a material impact on the total allowance for credit losses amount. Previously, the Company's quarterly assessment of the allowance included two portfolio pools: Term Loans and Royalties. After the change in methodology effective for the quarter ended June 30, 2024, these pools are further broken down into individual risk ratings applied to each investment to allow for a more precise method for calculating the allowance for credit losses.

The following table details the changes in the allowance for credit losses by portfolio segment for the respective periods (in thousands):

	December 31, 2024			December 31, 2023
	Term Loans	Royalties	Total	Term Loans	Royalties	Total
Allowance at beginning of period	$9,731	$4,170	$13,901	$—	$11,846	$11,846
Effect of adoption of ASU 2016-13	—	—	—	8,900	2,886	11,786
Provision for (benefit from) credit losses	8,907	(79)	8,828	831	1,284	2,115
Write offs, net of recoveries(1)	(11,480)	—	(11,480)	—	(11,846)	(11,846)
Allowance at end of period	$7,158	$4,091	$11,249	$9,731	$4,170	$13,901
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
The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	December 31, 2024			December 31, 2023
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$1,000	$223,073	$224,073	$9,128	$212,017	$221,145
Royalty purchases	13,830	51,106	64,936	16,854	50,406	67,260
Total before allowance for credit losses	$14,830	$274,179	$289,009	$25,982	$262,423	$288,405
Allowance for credit losses	(2,075)	(9,174)	(11,249)	(1,447)	(12,454)	(13,901)
Total carrying value	$12,755	$265,005	$277,760	$24,535	$249,969	$274,504
As of December 31, 2024, the Company had four finance receivables in nonaccrual status: (1) the Flowonix Medical, Inc. (“Flowonix”) royalty, with a carrying value of $8.4 million; (2) the Best ABT, Inc. (“Best”) royalty, with a carrying value of $2.3 million; (3) the Ideal Implant, Inc. (“Ideal”) royalty, with a carrying value of $3.1 million; and (4) the term loan to BIOLASE, Inc ("BIOLASE"), with a carrying value of $1.0 million. The Company collected $15.9 million and $2.4 million on these nonaccrual finance receivables for the years ended December 31, 2024 and 2023, respectively.
Term Loan Settlements/Payoffs
On November 14, 2024, a third party purchased certain Exeevo assets in accordance with an Asset Purchase Agreement ("Exeevo APA"), whereby the Company received a payment of $3.4 million cash at closing, a net $0.7 million payment in January 2025, and $0.5 million in February 2025. Additionally, the Company is eligible to receive a three year contingent earn out consisting of 30% of the annual increase in SAAS gross margin. The Company assigned no value to the contingent earn out given the uncertainty that the contingencies will be met.

BIOLASE filed for Chapter 11 bankruptcy protection on October 1, 2024. The Company agreed to make additional fundings to support the Chapter 11 process through Debtor-in-Possession (“DIP”) Financing and on October 9, 2024, the Company advanced an additional $1.4 million DIP Financing to BIOLASE. During November 2024 certain assets of Biolase were sold to a third party. On November 27, 2024 the Company received a $13.0 million payment from the bankruptcy estate. The Company received an additional payment of $1.0 million in February 2025..

On December 16, 2024, certain assets of Trio Healthcare were sold to a third party and the Company received a $1.9 million cash payment.
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
Revaluation of Finance Receivable
During the year ended December 31, 2024, the Company revalued its royalty for Iluvien as a result of entering into an amendment. Pursuant to the amendment, the forecast of cash flows to be received over the life of the financial royalty was revised resulting in a revaluation gain of $2.5 million and corresponding mark-up to the carrying value which is included in the "Gain on revaluation of finance receivable" caption on our consolidated statements of income for the year ended December 31, 2024.
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

The following table summarizes the carrying value of Finance Receivables by origination year, grouped by risk rating as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024
	2024	2023	2022	2021	2020	2019	Prior	Total
Term Loans
5	$—	$—	$—	$16,378	$—	$28,926	$—	$45,304
4	7,929	36,406	55,353	—	—	—	—	99,688
3	—	24,920	—	11,930	—	26,482	—	63,332
2	—	—	—	14,749	—	—	—	14,749
1	—	—	—	—	—	—	1,000	1,000
Subtotal - Term Loans	$7,929	$61,326	$55,353	$43,057	$—	$55,408	$1,000	$224,073

Royalties
Green	$8,005	$11,685	$11,231	$—	$15,865	$—	$1,267	$48,053
Yellow	—	—	—	—	3,053	—	—	3,053
Red	—	—	—	3,050	8,433	—	2,347	13,830
Subtotal - Royalties	$8,005	$11,685	$11,231	$3,050	$27,351	$—	$3,614	$64,936

Total Finance Receivables, gross	$15,934	$73,011	$66,584	$46,107	$27,351	$55,408	$4,614	$289,009

	December 31, 2023
	2023	2022	2021	2020	2019	Prior	Total
Term Loans
5	$—	$—	$13,734	$—	$5,696	$—	$19,430
4	25,799	32,211	—	—	—	10,485	68,495
3	24,341	24,285	10,227	—	31,807	—	90,660
2	—	6,924	12,493	—	—	14,015	33,432
1	—	—	9,128	—	—	—	9,128
Subtotal - Term Loans	$50,140	$63,420	$45,582	$—	$37,503	$24,500	$221,145

Royalties
Green	$27,785	$—	$—	$14,650	$—	$1,340	$43,775
Yellow	—	—	—	3,212	—	3,419	6,631
Red	—	—	3,834	10,433	—	2,587	16,854
Subtotal - Royalties	$27,785	$—	$3,834	$28,295	$—	$7,346	$67,260

Total Finance Receivables, gross	$77,925	$63,420	$49,416	$28,295	$37,503	$31,846	$288,405

Note 5. Property and Equipment, Net
As of December 31, 2024, property and equipment, net, excluded $4.6 million that are included in assets held for sale on the consolidated balance sheet. See Note 7 for further details.

Property and equipment, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Production equipment and other	$—	$4,079
Furniture and fixtures	139	198
Leasehold improvements	13	3,645
Capitalized software	16	192
Total	168	8,114
Less accumulated depreciation and amortization	(120)	(2,676)
Property and equipment, net	$48	$5,438
Depreciation and amortization expense on property and equipment was $0.9 million and $0.8 million for the year ended December 31, 2024 and 2023, respectively.

Note 6. Marketable Investments

Investments in corporate debt and equity securities as of December 31, 2024 and 2023 consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Corporate debt securities	$21	$48
Equity securities	559	—
Total marketable investments	$580	$48

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of December 31, 2024 and 2023, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024	$21	$—	$—	$21
December 31, 2023	$48	$—	$—	$48
Equity Securities
During the year ended December 31, 2024 the Company exercised its right to purchase AOTI, Inc ("AOTI") restricted stock. Upon exercise, the Company received 402,634 shares of AOTI restrictedstock with a fair value of $0.7 million, or $1.68 per share. The restricted stock can be converted into publicly traded common shares one year after the exercise date.
The following table presents gains and losses on equity securities as prescribed by ASC 321, Investments - Equity Securities during the year ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Net (gain) loss on equity securities during the period	$(180)	$799
Add: Net gain (loss) on warrants exercised or cancelled during the period	445	$(799)
Add: Net loss recognized on equity securities sold during the period	(180)	—
Unrealized loss on equity securities held at the end of the period	$85	$—

Note 7. Assets and Liabilities Held for Sale
With an effective date of January 1, 2024, the Company entered into an Option and Asset Purchase Agreement with a strategic partner on March 14, 2024, which granted the strategic partner an exclusive option to acquire certain of Enteris’ assets related to its business of providing CDMO services to third parties, subject to certain exclusions. The strategic partner must exercise the Option by or before January 1, 2026. As we expect the strategic partner to exercise the Option within the next 12 months from the year ended December 31, 2024, certain assets and liabilities of the Enteris business have been classified as held for sale. The assets and liabilities held for sale represent the major operating assets and liabilities of the Enteris business (i.e. the majority of the Pharmaceutical Development segment) and as such, when the Option is exercised, this segment of the business will no longer exist and only the specialty finance business will remain. The decision to enter into the Option and Asset Purchase Agreement was made to align with the overall strategy to focus on the specialty finance business.
The following table summarizes the assets and liabilities held for sale:

December 31, 2024
Assets:
Inventory	$354
Property & equipment, net	4,635
Intangible assets, net	209
Other non-current assets	1,200
Total assets held for sale, net	$6,398

Liabilities:
Accounts payable & accrued liabilities	$268
Other non-current liabilities	987
Total liabilities held for sale	$1,255
During the year ended December 31, 2024, there was not a strategic shift for the Company, and accordingly, the Pharmaceutical Development segment does not meet the criteria to be classified as a discontinued operation. As a result, we will continue to report our operational results for the Pharmaceutical Development segment until the sale. The following table shows the net loss before taxes for Enteris (in thousands):

	December 31,
	2024	2023
Net loss before taxes	$(3,718)	$(9,763)

Note 8. Debt
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
The outstanding principal balance of the Credit Agreement will bear interest at a rate per annum equal to the sum of (i) Term SOFR (as defined in the Credit Agreement) plus (ii) 3.75% at all times prior to the Commitment Termination Date. The outstanding principal balance of the Revolving Credit Facility will bear interest at a rate per annum equal to the sum of (i) Term SOFR (as defined in the Credit Agreement) plus (ii) 4.25% at all times on and after the Commitment Termination Date. Under the terms of the Credit Agreement, all accrued and unpaid interest shall be due and payable, in arrears, on the first business day of each calendar month.
The Credit Agreement contains customary affirmative and negative covenants, in addition to financial covenants specifying that, as of the end of each calendar month, (i) the consolidated leverage ratio of Borrower will not exceed 1.00 to 1.00, (ii) the consolidated interest coverage ratio of Borrower will not be less than 4.00 to 1.00, (iii) the cash collection rate in relation to Borrower’s portfolio of loan assets will not be less than 4.5%, for such calendar month, (iv) the net charge-off percentage in relation to Borrower’s portfolio of loan assets will not exceed 3% for such calendar month, and (v) the weighted average risk rating in relation to Borrower portfolio of loan assets will not be less than 3.00. In addition, the Credit Agreement provides that at no time shall the Company permit its consolidated tangible net worth to be less than $145.0 million, or its Liquidity (as defined in the Credit Agreement) to be less than $5.0 million. The Credit Agreement also contains events of default customary for such financings, the occurrence of which would permit the Agent and Lenders to accelerate the aggregate principal amount due thereunder. As of December 31, 2024, the Company was in compliance with all covenants.
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
On August 29, 2024, the Company entered into an amendment to the Credit Agreement pursuant to which the consolidated interest coverage ratio of Borrower will not be less than 2.00 to 1:00, the net charge-off percentage in relation to Borrower's portfolio of loan assets will not be less than 8% for such calendar month, and cumulative share repurchases will not exceed $7.0 million in value in any 12-month period.
As of December 31, 2024 and 2023, there were $6.2 million and $12.4 million, respectively, outstanding under the new Credit Agreement. During the years ended December 31, 2024 and 2023, the Company recognized $1.1 million and $1.0 million, respectively, of interest expense in connection with the Credit Agreement and Prior Credit Agreement.
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

The following table summarizes the outstanding balance of the Notes, net of debt issuance costs (in thousands):

	December 31, 2024	December 31, 2023
2027 Senior Notes	32,969	32,969
Debt issuance costs	(1,557)	(2,188)
Total Long-term debt, net	31,412	30,781
The Company’s future principal obligations for the notes were as follows (in thousands):

December 31, 2024
2025	—
2026	—
2027	32,969
Total unsecured senior notes, net	32,969
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
The Company evaluated the 2027 Senior Notes for derivatives pursuant to Accounting Standard Codification ("ASC") 815, "Derivatives and Hedging," and identified an embedded derivative that required bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative was a default provision, which could require additional interest payments. The Company reassesses the feature annually to determine if it requires separate accounting. There have been no changes to the Company’s assessment that the fair value of the embedded derivative is immaterial through December 31, 2024.

Note 9. Commitments and Contingencies
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
All the Company’s material leases are operating leases. Right-of-use ("ROU") assets related to operating leases are included on the consolidated balance sheets in other non-current assets. Operating lease cost is recognized over the lease term on a straight-line basis and is recorded within general and administrative expenses on the consolidated statements of income. In March of 2023, the Company entered into a new lease for office space in Dallas, Texas on Sherry Lane. The Company’s corporate office space in Dallas, Texas totals approximately 4,450 square feet.
On June 10, 2024, the Company entered into a lease termination agreement to its Preston Road office lease in Dallas (the “Lease Termination”). The Lease Termination terminated the Company’s rights and obligations with respect to the leased premises on June 30, 2024. As such, the ROU assets and operating lease liabilities were written off, and the Company recorded a gain of $3 thousand for the year ended December 31, 2024 and paid an early termination fee of $9 thousand.
The Enteris headquarters is located in Boonton, New Jersey, where Enteris leases approximately 32,000 square feet of space. Total rent expense recognized under the lease was $0.3 million for both the years ended December 31, 2024 and 2023. The office lease expires in December 2029 with an option to renew for an additional five years.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.4 million for the years ended December 31, 2024 and 2023 and right-of-use assets obtained in exchange for new operating lease obligations was $0.5 million and $0.6 million.
The components of lease cost is as follows (in thousands):

	December 31,
	2024	2023
Operating lease cost	$474	$472
Variable lease cost	63	49
Total lease cost	$537	$521
Supplemental balance sheet information related to operating leases is as follows (in thousands):

		December 31,
	Balance Sheet Location	2024	2023
Operating lease right-of-use assets (1)	Other non-current assets	$518	$2,085

Operating lease liabilities, current	Other current liabilities	130	367
Operating lease liabilities, non-current	Other non-current liabilities	468	1,863
Total operating lease liabilities (1)		$598	$2,230
(1) As of December 31, 2024 operating lease right-of-use assets exclude $1.2 million that are included in assets held for sale, net, on the consolidated balance sheet. See Note 7.
(2) As of December 31, 2024 total operating lease liabilities exclude $1.3 million that are included in liabilities held for sale on the consolidated balance sheet. See Note 7.

	December 31,
	2024	2023
Weighted-average remaining lease term (years)	3.7	5.3
Weighted-average discount rate	7.1%	6.3%

Future minimum rent on the Company's operating leases is as follows (in thousands):

2025	179
2026	183
2027	188
2028	128
Total future lease payments (1)	$678
(1) As of December 31, 2024, total future lease payments exclude $1.4 million of lease payments related to held for sale leases, of which $0.3 million are due in 2025.
Contingent Consideration
During fiscal year 2019 the Company recorded contingent consideration related to the 2019 acquisition of Enteris and sharing of certain milestone and royalties due to Enteris pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. During the year ended December 31, 2024, it was determined the milestones and royalties pursuant to the License Agreement would not be realized as a result of non-viability of the product covered by the License Agreement. Accordingly, the Company concluded that the liability for contingent consideration, previously held at its estimated fair value of $4.9 million, should be $0. The write-off of this contingent consideration liability resulted in a gain of $4.9 million during the year ended December 31, 2024, and is included in the "Change in fair value of acquisition-related contingent consideration" caption of our consolidated statements of income.
Unfunded Commitments
As of December 31, 2024, the Company's unfunded commitments were as follows (in millions):

MedMinder Systems, Inc.	$2.5
Relief	3.3
Total unfunded commitments	$5.8
Per the terms of the royalty purchase or credit agreements, unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time, and in the case of loan transactions, are subject to being advanced as long as an event of default does not exist.
Litigation
The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. As of December 31, 2024, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.
Indemnification
As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2024 and 2023.

Note 10. Stockholders' Equity
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
On May 16, 2024, the Company announced that the Board had authorized the Company to repurchase up to $10.0 million of the Company’s outstanding shares of common stock from time-to-time until May 16, 2025, through a trading plan established in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act (the “Current Repurchase Program”). The actual timing, number and value of shares repurchased under the Current Repurchase Program will depend on several factors, including the constraints specified in the Rule 10b5-1 trading plan, price, and general market conditions. There is no guarantee as to the exact number of shares that will be repurchased under the Current Repurchase Program. Our Board may also suspend or discontinue the Current Repurchase Program at any time, in its sole discretion. The purchase period for the Current Repurchase Program is May 16, 2024 through May 16, 2025.
As of December 31, 2024, the Company has repurchased an aggregate of 793,411 shares under the Prior Repurchase Programs and Current Repurchase Program at a total cost of $13.5 million, or $16.99 per share. As of December 31, 2024, the maximum dollar value of shares that may yet be purchased under the Current Repurchase Program was approximately $5.4 million of shares of common stock.
Preferred Stock
The Company’s Board may, without further action by the stockholders, issue one or more series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2024, no shares of preferred stock have been issued.
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
The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, Compensation - Stock Compensation, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. There were no options granted in the fiscal years ended December 31, 2024 and 2023.
The following table summarizes activities under the 2010 Stock Incentive Plan for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2022	90,000	$10.88	6.3	$364
Options canceled and retired	(22,039)	16.29
Options exercised	(461)	16.29
Balances, December 31, 2023	67,500	12.70	5.0	326
Options exercised	(18,750)	12.50
Balances, December 31, 2024	48,750	12.78	3.8	137

Options vested and exercisable and expected to be vested and exercisable at December 31, 2024	48,750	$12.78	3.8	$137
Options vested and exercisable at December 31, 2024	48,750	$12.78	3.8	$137

At December 31, 2024, there were approximately 670,235 shares reserved for issuance under the 2010 Stock Incentive Plan, and the Company had no unrecognized stock option expense for time-based awards.
The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2024:

Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$9.61	15,000	1.5	$9.61	15,000	$9.61
$12.50	18,750	4.4	$12.50	18,750	$12.50
$16.29	15,000	5.4	$16.29	15,000	$16.29
Total	48,750	3.8	$12.78	48,750	$12.78
Employee stock-based compensation expense recognized for time-vesting options for the years ended December 31, 2024 and 2023, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plan.
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
During the year ended December 31, 2024, 71,039 restricted shares were granted and 24,013 restricted shares vested. During the year ended December 31, 2023, 25,944 restricted shares were granted and 15,989 restricted shares vested. As of December 31, 2024 and 2023, there were 129,145 and 97,283 shares of restricted stock outstanding, respectively.
During the years ended December 31, 2024 and 2023, the Board approved compensation for Board services by granting 19,336 and 9,897 shares, respectively, of common stock as compensation for the non-employee directors. The Company recorded $0.4 million and $0.3 million in Board stock-based compensation expense during the years ended December 31, 2024 and 2023, respectively. The Company recorded aggregate stock-based compensation expense, including the quarterly and annual Board grants, of $0.9 million and $0.5 million during the years ended December 31, 2024 and 2023, respectively.

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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels during the years ended December 31, 2024 and 2023.
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
Contingent Consideration
The fair value measurements of the contingent consideration obligations arising from business combinations are classified as Level 3 estimates under the fair value hierarchy, as these items have been valued using unobservable inputs. These inputs include: (a) the estimated amount and timing of projected cash flows; (b) the probability of the achievement of the factors on which the contingency is based; and (c) the risk-adjusted discount rate used to present value the probability-weighted cash flows. Changes in fair value of this obligation are recorded as income or expense within operating income in our consolidated statements of income. Significant increases or decreases in any of those inputs in isolation could result in a significantly lower or higher fair value measurement. As noted above in Note 9, the acquisition-related contingent consideration liability was written down to $0 during the year ended December 31, 2024 due to non-viability of the underlying product.

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
The Company uses a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. The foreign currency forward contract is not designated as a hedging instrument, and changes in fair value are recognized in earnings. The foreign currency forward contract was recorded in other non-current assets in the consolidated balance sheets as of December 31, 2024 and December 31, 2023 and totaled to $2.5 million and $1.0 million, respectively. The Company recognized a $1.5 million and $1.7 million gain due to changes in fair value related to its foreign currency forward contract for the years ended December 31, 2024 and December 31, 2023, respectively.

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$4,366	$—	$—	$4,366
Marketable investments	580	559	—	21
Foreign currency forward contract	2,475	—	—	2,475
The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$1,759	$—	$—	$1,759
Marketable investments	48	—	—	48
Foreign currency forward contract	974	—	—	974

Financial liabilities:
Contingent consideration payable	$4,900	$—	$—	$4,900
The contingent consideration payable was valued using a discounted cash flow approach and included a significant unobservable input which is the discount rate. During the year ended December 31, 2024, there was a write off of the full balance of contingent consideration liability due to the non-viability of the underlying product. See Note 9 for further information.
The changes on the value of the warrant assets during the years ended December 31, 2024 and 2023 were as follows (in thousands):

Fair Value - January 1, 2023	$1,220
Issuance	1,364
Cancelled	(770)
Decrease in fair value	(55)
Fair Value - December 31, 2023	1,759
Issuance	1,241
Exercised	(985)
Increase in fair value	2,406
Loss on foreign currency transactions	(55)
Fair Value - December 31, 2024	$4,366

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

	December 31, 2024	December 31, 2023
Dividend rate range	—	—
Risk-free rate range	4.2% to 4.5%	3.8% to 4.8%
Expected life (years) range	1.9 to 6.9	1.2 to 5.8
Expected volatility range	56.0% to 177.7%	75.3% to 154.3%
The warrant assets are valued using a market approach and include significant unobservable inputs such as risk-free rate, expected life, and expected volatility. For the year ended December 31, 2024, the risk-free rate range weighted average was 4.4%, and had a median of 4.4%. For the year ended December 31, 2023, the risk-free rate range weighted average was 4.3%, and had a median of 3.8%. For the year ended December 31, 2024, the expected life range weighted average was 5.8 years, and had a median of 4.3 years. For the year ended December 31, 2023, the expected life range weighted average was 3.4 years, and had a median of 4.4 years. For the year ended December 31, 2024, the expected volatility range weighted average was 65.6%, and had a median of 104.3%. For the year ended December 31, 2023, the expected volatility range weighted average 124.6%, and median of 134.4%.
As of December 31, 2024, the Company had three royalty investments, Best, Ideal, and Flowonix, that were deemed to be impaired based on reductions in carrying value. As of December 31, 2024, the Company had one term loan, BIOLASE, that was deemed to be impaired based on reductions in carrying value. As of December 31, 2023, the Company had one royalty, Best, that was deemed to be impaired based on reductions in carrying value. The following table presents these royalty and the loans measured at amortized cost using the effective interest method, which approximates fair value, on a nonrecurring basis (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024	$14,830	$—	$—	$14,830
December 31, 2023	$2,587	$—	$—	$2,587

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2024 or 2023.
The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.
The following table presents the fair value of financial assets as of December 31, 2024 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$277,760	$277,760	$—	$—	$277,760
Marketable investments	580	580	559	—	21
Warrant assets	4,366	4,366	—	—	4,366
Foreign currency forward contract	2,475	2,475	—	—	2,475

The following table presents the fair value of financial assets and liabilities as of year ended December 31, 2023 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$274,504	$274,504	$—	$—	$274,504
Marketable investments	48	48	—	—	48
Warrant assets	1,759	1,759	—	—	1,759
Foreign currency forward contract	974	974	—	—	974

Financial liabilities
Contingent consideration payable	$4,900	$4,900	$—	$—	$4,900

Note 12. Revenue Recognition
As of December 31, 2024, Enteris (Pharmaceutical Development Segment) is classified as held for sale. The Company's Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company's Finance Receivables segment does not have any revenues received from contracts with customers.
The following table provides the contract revenue recognized by revenue source for the years ended December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Pharmaceutical Development Segment
License Agreement	$49	$273
Pharmaceutical development and other	3,567	931
Total contract revenue	$3,616	$1,204
The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.
The Company’s contract liabilities are presented as deferred income as of December 31, 2024 in the consolidated balance sheets (in thousands):

December 31,
2024
Pharmaceutical Development Segment
Balance at January 1, 2024	$9
Income recognized	(9)
Deferred income	1,500
Balance at December 31, 2024	$1,500
During the year ended December 31, 2024, the Company recognized the full remaining balance of $9 thousand of 2023 deferred income from satisfaction of performance obligations. The Company did not have any contract assets as of December 31, 2024 or December 31, 2023.
Enteris Exclusive Option and Asset Purchase Agreement
With an effective date of January 1, 2024, we entered into an Option and Asset Purchase Agreement with a strategic partner on March 14, 2024, which granted the strategic partner an exclusive option to acquire certain of Enteris’ assets related to its business of providing good manufacturing practice (GMP) manufacturing and clinical supply services through Phase 1 and 2 to third parties, subject to certain exclusions. The strategic partner must exercise the Option by or before January 1, 2026. As of December 31, 2024,

Enteris is classified as held for sale as the Option is expected to be exercised within the next 12-months - see Note 7 for further details. In exchange for the exclusive purchase option the strategic partner is to provide consideration in the form of an "option fee" and "guaranteed revenue payments."
The option fee is broken into two components: A low-single digit million fee due within 30 business days of executing the agreement; and should the option not be exercised by the first anniversary of the effective date, an additional low-single digit million fee will be due at that time. The first option fee was paid in April 2024. Option fee payments will be included in deferred income until the earlier of term expiration or exercise of the purchase option. Should the strategic partner exercise the purchase option, any option fee payments made will be applied towards the purchase price.
The guaranteed revenue payments include two components: A mid-single digit million guaranteed revenue payment in 2024 and a mid-single digit million guaranteed revenue payment in 2025. The revenue was derived by the strategic partner under an existing collaboration agreement, and the strategic partner was to pay the difference should the minimum amount not be met each year, which was $0.4 million at the end of 2024. Each year's guaranteed revenue amount is to be paid in two installments semi-annually each year. Should revenue exceed the 2024 or 2025 guaranteed revenue amounts after receiving a difference payment in the first half of the year, we must repay the partner the amount of such overpayment. Guaranteed revenue of $0.4 million was recognized during the year ended December 31, 2024.

Note 13. Segment Information
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
As described in Note 1, SWK Holdings Corporation and Summary of Significant Accounting Policies, the Company has determined it has two reportable segments: Finance Receivables and Pharmaceutical Development, and each are individually managed and provide separate services. Revenues by segment represent revenues earned on the services offered within each segment. The Company does not report results by geographic region, as this metric is not used by the Company’s chief executive officer in assessing performance or allocating resources to the segments. All revenues are generated through external customers.
Segment performance is evaluated based on several factors, including income (loss) from continuing operations before income taxes. Management uses this measure of profit (loss) to evaluate segment performance because the Company believes this measure is indicative of performance trends and the overall earnings potential of each segment. The Company does not report assets by reportable segment, as this metric is not used by the Company's CEO in assessing performance or allocating resources to the segments. As of December 31, 2024, Enteris is classified as held for sale (Pharmaceutical Development segment shown below) - see Note 7 for further details.

The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Year Ended December 31, 2024
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$40,787	$3,616	$—	$44,403
Other revenue	553	31	—	584
Provision for credit losses	12,756	—	—	12,756
Loss on impairment of intangible assets	—	5,771	—	5,771
Interest expense	1,078	8	3,599	4,685
Pharmaceutical manufacturing, research and development	—	2,203	—	2,203
Change in fair value of acquisition-related contingent consideration	—	(4,900)	—	(4,900)
Depreciation and amortization expense	—	1,316	83	1,399
General and administrative expense	449	2,967	8,071	11,487
Other income (expense), net	7,194	—	(408)	6,786
Income tax expense	—	—	4,884	4,884
Net income (loss)	34,251	(3,718)	(17,045)	13,488

	Year Ended December 31, 2023
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$36,346	$1,202	$—	$37,548
Other revenue	204	2	6	212
Provision for credit losses	1,912	—	—	1,912
Impairment of goodwill	—	8,404	—	8,404
Interest expense	982	3	864	1,849
Pharmaceutical manufacturing, research and development expense	—	3,436	—	3,436
Depreciation and amortization expense	—	2,525	52	2,577
Change in fair value of acquisition-related contingent consideration	—	(6,300)	—	(6,300)
General and administrative expense	527	2,875	7,830	11,232
Other expense, net	(13)	(24)	—	(37)
Income tax benefit	—	—	(1,274)	(1,274)
Net income (loss)	33,116	(9,763)	(7,466)	15,887
Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-Enteris corporate employees, which have been included for purposes of reconciling to the consolidated amounts.

The following table presents total assets for the Company's reportable segments for the periods indicated (in thousands):

	December 31,
	2024	2023
Total Assets
Finance Receivables	$299,248	$288,735
Pharmaceutical Development and Other	7,786	14,375
Holdings Company and Other	25,201	31,144
Total	$332,235	$334,254

Note 14. Income Taxes
The components of income before income tax expense (benefit) are as follows (in thousands):

	December 31,
	2024	2023
U.S.	$18,372	$14,613

The Company’s income tax expense (benefit) was as follows (in thousands):

	December 31,
	2024	2023
Current expense
State	$78	$13
Deferred expense (benefit)
Federal	4,879	(1,233)
State	(73)	(54)
Total income tax expense (benefit)	$4,884	$(1,274)
The components of the income tax expense (benefit) are as follows (in thousands):

	December 31,
	2024	2023
Federal tax provision at statutory rate	$3,858	$3,070
Change in valuation allowance	—	(6,697)
State taxes, net of federal income tax benefit	(13)	(52)
Impairment of goodwill	—	1,765
Mark-to-market adjustments	(476)	(50)
Tax credits	(4)	(167)
Contingent consideration revaluation	(1,029)	(1,323)
Other	143	116
Write off of expired deferred tax assets	2,405	2,064
Total income tax expense (benefit)	$4,884	$(1,274)

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
•the history of tax net operating losses in recent years;
•predictability of operating results;
•profitability for a sustained period of time; and
•level of profitability on a quarterly basis.
As of December 31, 2024, the Company had cumulative net income before tax for the three years then ended. Based on its historical operating performance, the Company had previously concluded that it was more likely than not that the Company would not be able to realize the full benefit of the U.S. federal and state deferred tax assets in the future. However, at December 31, 2024 the Company has concluded that it is more likely than not that the Company will be able to realize approximately $23.5 million benefit of the U.S. federal and state deferred tax assets in the future.
The Company will continue to assess the need for a valuation allowance on the deferred tax assets by evaluating both positive and negative evidence that may exist on a quarterly basis. Any adjustment to the deferred tax asset valuation allowance would be recorded in the consolidated statements of income for the period that the adjustment is determined to be required. There was no valuation allowance against deferred tax assets as of December 31, 2024 and 2023, respectively.
Deferred tax assets consist of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Credit carryforward	$2,899	$2,973
Provision for credit losses	2,433	2,967
Stock-based compensation	230	153
Other	2,999	2,438
Net operating losses	13,682	19,891
Gross deferred tax assets	$22,243	$28,422
Deferred tax liabilities:
Intangible assets	1,863	586
Other	(622)	(718)
Valuation allowance	—	—
Net deferred tax assets	$23,484	$28,290
 The Tax Reform Act of 1986 limits the use of NOLs and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company’s net operating loss and tax credit carryforwards could be limited.
As of December 31, 2024, the Company had NOL carryforwards for federal income tax purposes of approximately $58.1 million. The federal NOL carryforwards, if not offset against future income, will expire by 2037. Approximately $6.9 million can be carried forward indefinitely.
The Company also had federal research carryforwards of $2.9 million. The federal research credits began to expire in 2023 and will fully expire by 2042.
The Company records liabilities, where appropriate, for all uncertain income tax positions and recognizes potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. As of December 31, 2024 and 2023, the Company had approximately $0.7 million and $0.6 million, respectively of unrecognized tax benefit, none of which would impact the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially over the next twelve months. There are no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2024.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 1999 through December 31, 2024 due to carryforward of unutilized net operating losses and research and development credits. The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2024.
Note 15. Subsequent Events
On March 17, 2025, ANI Pharmaceuticals, Inc. exercised its buyout option related to the Iluvien royalty, which resulted in a payment of approximately $17.3 million to the Company.
On March 19, 2025, in a separate transaction, the Company entered into a definitive agreement with Soleus Capital (“Soleus”) for the sale of substantially all of its remaining performing royalty portfolio for approximately $34.0 million in cash. The Soleus transaction is expected to close in approximately two weeks, subject to the satisfactory of customary conditions to closing.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2024, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.
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

Inherent Limitations over Internal Controls

Our system of controls is designed to provide reasonable, not absolute, assurance regarding the reliability and integrity of accounting and financial reporting. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

•Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes;

•Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override;

•The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions;

•Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures; and
•The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Changes in Internal Control over Financial Reporting
There have been no changes during the Company's fiscal year ended December 31, 2024 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
On March 14, 2025, the Company entered into an Executive Employment Agreement (the “Employment Agreement”) with Adam Rice, the Company’s current Chief Financial Officer. The Employment Agreement supersedes all prior commitments and agreements between Mr. Rice and the Company with respect to Mr. Rice’s employment with the Company.
Pursuant to the Employment Agreement, Mr. Rice (i) will have an initial annual base salary will be $311,575 (the “Base Salary”), (ii) will be eligible for an annual cash bonus with a target opportunity of 60% of Base Salary (the “Annual Bonus”) and (iii) will be eligible for annual equity incentive awards in such form, in such amounts and on such terms as determined by the Compensation Committee (the “Compensation Committee”) of the Board of Directors (the “Board”) of the Company, in its discretion; provided, however, that such annual equity award will have a grant date fair value of approximately 33% of Mr. Rice’s Base Salary. The Employment Agreement also provides that Mr. Rice shall be entitled to participate in the employee benefit plans and programs maintained by the Company for similarly situated employees.
The Employment Agreement provides that, if Mr. Rice’s employment with the Company ceases for any reason, Mr. Rice will receive his Base Salary earned but unpaid through and including the date of termination, and any other amounts or benefits payable under the terms of the benefit plans of the Company (collectively, the “Accrued Amounts”). Additionally, the Employment Agreement provides that, if Mr. Rice’s employment with the Company ceases due to a termination by the Company within one year following a Change in Control (each as defined in the Employment Agreement), then he will receive: (i) the Accrued Amounts, (ii) continued payment of his Base Salary for a period of 6 months following the date of his termination of employment, (iii) to the extent an Annual Bonus has been earned but not paid with respect to the fiscal year ended immediately prior to the cessation of Mr. Rice’s employment, payment of such Annual Bonus; (iv) waiver or reimbursement of the cost of COBRA coverage for Mr. Rice and his covered family members for up to 6 months following such termination of employment, and (v) an amount equal to 50% of his annualized prior year bonus payment,.
Any severance benefit payable under the Employment Agreement will be subject to Mr. Rice’s timely execution and non-revocation of a release of claims.
Mr. Rice will also be bound by confidentiality, intellectual property assignment and restrictive covenants (including an agreement not to compete with the Company or its affiliates, and not to solicit the employees and customers of the Company and its affiliates, during his employment and for 12 months thereafter).
The above description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed hereto as Exhibit 10.25 and incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III
We have omitted from Part III the information that will appear in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which we intend to file within 120 days after the end of our fiscal year pursuant to Regulation 14A.

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
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities of SWK by directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards. Our insider trading policy states, among other things, that our directors, officers, and employees are prohibited from trading in such securities while in possession of material, nonpublic information. In addition, with regard to trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements. The foregoing summary of our insider trading policies and procedures does not purport to be complete and is qualified by reference to our insider trading policy attached hereto as Exhibit 19.1 and incorporated herein.
The information under the principal headings “ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF ETHICS AND CONDUCT”, the information regarding executive officers of the Company under the subheading “Executive Officers”, and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading “CORPORATE GOVERNANCE,” in the Company’s 2025 Proxy Statement is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information under the principal headings “DIRECTOR COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION,” and “RELATED INFORMATION” in the Company’s 2025 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the principal headings “EQUITY COMPENSATION PLAN INFORMATION” and “OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY” in the Company’s 2025 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the principal heading “TRANSACTION WITH RELATED PERSONS” in the Company’s 2025 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent public accounting firm is BPM LLP, San Francisco, CA, USA, PCAOB Auditor Firm ID 207.
The information under the subheadings “Audit Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” below the principal heading “AUDIT FEES” in the Company’s 2025 Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
1. Financial Statements:

2. Exhibits:  See attached Exhibit Index.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2025.

SWK Holdings Corporation

By:	/s/ Joe D. Staggs
Joe D. Staggs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Adam Rice
Adam Rice
Chief Financial Officer
( Principal Financial and Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below as of March 20, 2025.

By:	/s/ Joe D. Staggs
Joe D. Staggs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jerry Albright
Jerry Albright
Director

By:	/s/ Laurie M. Dotter
Laurie M. Dotter
Director

By:	/s/ Robert K. Hatcher
Robert K. Hatcher
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Third Amended and Restated Certificate of Incorporation, dated as of August 12, 2022.	8-K	3.1	08/15/22

3.02	Amended and Restated Bylaws, dated as of August 12, 2022.	8-K	3.02	08/15/22

4.01	Form of Specimen Common Stock Certificate	S-1/A	4.01	09/21/99

4.02	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	4.02	03/31/23

4.03	Indenture dated as of October 3, 2023, between the Company and Wilmington Trust, National Association, as trustee.	8-K	4.1	10/03/23

4.04	First Supplemental Indenture dated as of October 3, 2023, between the Company and Wilmington Trust, National Association, as trustee	8-K	4.2	10/03/23

4	Form of 9.00% Senior Notes due 2027 (included as Exhibit A to 4.04 above)	8-K	4.2.1	10/03/23

10.01	2010 Equity Incentive Plan, as amended.*	DEF 14A	Appendix A	10/23/19

10.02	SWK Holdings Corporation 2010 Equity Incentive Plan Form of Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10

10.03	Registration Rights Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.4	09/09/13

10.04	Employment Agreement, dated January 28, 2019, between the Company and Winston L. Black III.*	8-K	10.1	01/30/19

10.05	Royalty Agreement, dated April 2, 2013, among SWK Funding LLC, Bess Royalty, L.P. and InSite Vision Incorporated.**#	S-1/A	10.1	04/01/14

10.06	Stockholders’ Agreement, dated August 18, 2014, among Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd. and SWK Holdings Corporation	8-K	10.2	08/19/14

10.07	Amendment No. 1 to the Stockholders’ Agreement dated June 28, 2022	8-K	10.1	06/29/22

10.08	Amendment No. 2 to the Stockholders’ Agreement dated February 27, 2023	10-K	10.1	3/31/23

10.09	Royalty Agreement dated December 13, 2016, among SWK Funding LLC and Opiant Pharmaceuticals, Inc.	10-K	10.2	03/29/18

10.10	Loan and Security Agreement between SWK Holdings Corporation and SWK Funding LLC as Borrowers and Certain Financial Institutions as Lenders and State Bank and Trust Company as Agent dated June 29, 2018	8-K	10.1	06/29/18

10.11	First Amendment to Loan and Security Agreement dated August 26, 2019 by and among SWK Holdings Corporation and Cadence Bank, N.A.	10-K	10.1	03/31/23

10.12	Second Amendment to Loan and Security Agreement dated June 29, 2021 by and among SWK Holdings Corporation and Cadence Bank, N.A.	8-K	10.1	06/29/21

10.13	Third Amendment to Loan and Security Agreement dated September 27, 2021 by and among SWK Holdings Corporation and Cadence Bank, N.A.	8-K	10.1	10/01/21

10.14	Fourth Amendment to Loan and Security Agreement, dated September 26, 2022, by and among SWK Holdings Corporation, SWK Funding LLC and Cadence Bank, N.A.	8-K	10.1	09/28/22

10.15	Fifth Amendment to Loan and Security Agreement between SWK Holdings Corporation and SWK Funding LLC as Borrowers, and Cadence Bank, a Mississippi bank and successor by merger to Cadence Bank, N.A., a	8-K	10.1	11/22/22

10.16	Letter Agreement, dated June 30, 2022, by and between the Company and Winston L. Black III*	8-K	10.1	07/07/22

10.17	Separation and Release Agreement, dated August 31, 2022, by and between the Company and Winston L. Black III.*	10-Q	10.2	11/09/22

10.18	Employment Agreement, dated January 2, 2023 between SWK Holdings Corporation and Jody Staggs*	8-K	10.1	01/03/23

10.19	Credit Agreement, dated June 28, 2023 by and among SWK Holdings Corporation, SWK Funding LLC, the Lenders party thereto and First Horizon Bank as a Lender and Agent	8-K	10.1	6/30/23

10.20	First Amendment to Credit Agreement dated October 10, 2023 by and among the Company, SWK Funding LLC, the financial institutions party thereto and First Horizon Bank as a Lender and Agent	8-K	10.1	10/13/23

10.21	Second Amendment to Credit Agreement dated December 13, 2023 by and among the Company, SWK Funding LLC, the financial institutions party thereto and First Horizon Bank as a Lender and Agent~†				X

10.22	Exclusive Option and Asset Purchase Agreement, by and between Enteris Biopharma, Inc., the Company and AptarGroup, Inc., dated March 13, 2024	8-K	10.01	03/19/24

10.23	Consulting Agreement, by and between the Company and Yvette Heinrichson, dated February 14, 2024*†	10-Q	10.0	05/15/24

10.24	Third Amendment to Credit Agreement dated May 17, 2024 by and among the Company, SWK Funding LLC, the financial institutions party thereto and First Horizon Bank as a Lender and Agent				X

10.25	Executive Employment Agreement, dated March 14, 2025 between SWK Holdings Corporation and Adam Rice				X

10.26	Fourth Amendment to Credit Agreement and Waiver dated as of August 29, 2024 by and among the Company, SWK Funding LLC, the financial institutions party thereto and First Horizon Bank as a Lender and Agent ~	10-Q	10.0	11/14/24

19.01	Insider Trading Policy				X
21.01	Subsidiaries				X

23.01	Consent of Independent Registered Public Accounting Firm - BPM LLP				X

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

97	SWK Holdings Corporation Compensation Recovery	X

101.INS+	XBRL Instance Document

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase

101.DEF+	XBRL Taxonomy Extension Definition Linkbase

101.LAB+	XBRL Taxonomy Extension Labels Linkbase

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

**
This certification accompanies SWK’s Annual Report on Form 10-K; they are not deemed “filed” with the SEC and are not to be incorporated by reference in any filing of SWK under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings, except to the extent that SWK specifically incorporates it by reference.

#
Confidential treatment is requested for certain confidential portions of these exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from these exhibits and filed separately with the Securities and Exchange Commission

†	Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.

~	Certain schedules and exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.