Form 10-Q
period 2025-03-31
SWK Holdings Corp
filed 2025-05-15
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes     ☒   No
As of May 7, 2025, there were 12,269,614 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation
Form 10-Q
Quarter Ended March 31, 2025

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
These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors,” those described in Item 1A. "Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024, and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$29,809	$5,927
Interest, accounts receivable and other receivables, net	4,676	5,788
Assets held for sale, net (Note 4)	6,409	6,398
Finance receivables and related interest receivable held for sale (Note 4)	33,990	—
Other current assets	1,054	2,141
Total current assets	75,938	20,254

Finance receivables, net of allowance for credit losses of $8,785 and $11,249 as of March 31, 2025 and December 31, 2024, respectively	223,076	277,760
Collateral on foreign currency forward contract	2,750	2,750
Marketable investments	455	580
Deferred tax assets, net	22,219	23,484
Warrant assets	4,245	4,366
Property and equipment, net	28	48
Other non-current assets	2,553	2,993
Total assets	$331,264	$332,235

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$2,045	$2,810
Liabilities held for sale (Note 4)	1,325	1,255
Deferred income	3,349	1,500
Total current liabilities	6,719	5,565

Unsecured senior notes, net	31,567	31,412
Revolving credit facility	—	6,233
Other non-current liabilities	309	335
Total liabilities	38,595	43,545

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,222,522 and 12,213,599 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	4,419,431	4,419,991
Accumulated deficit	(4,126,774)	(4,131,313)
Total stockholders' equity	292,669	288,690
Total liabilities and stockholders' equity	$331,264	$332,235
 See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Finance receivable interest income, including fees	$10,712	$11,035
Pharmaceutical development	963	279
Other	157	46
Total revenues	11,832	11,360
Costs and expenses:
Provision (benefit) for credit losses	(1,465)	5,297
Interest expense	1,130	1,256
Pharmaceutical manufacturing, research and development expense	758	530
Depreciation and amortization expense	19	514
General and administrative expense	3,277	2,684
Income from operations	8,113	1,079
Other income (expense), net
Unrealized net loss on warrants	(424)	(95)
Net loss on exercise and cancellation of warrants	—	(143)
Loss on sale of assets	(82)	—
Net loss on marketable investments	(105)	(231)
Realized gain on early payment of finance receivable	1,729	—
Loss on revaluation of finance receivables held for sale	(3,727)	—
Realized and unrealized foreign currency transaction gains	313	87
Income before income tax expense	5,817	697
Income tax expense	1,278	229
Net income	$4,539	$468

Net income per share
Basic	$0.37	$0.04
Diluted	$0.37	$0.04
Weighted average shares outstanding
Basic	12,229	12,475
Diluted	12,240	12,496

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2024	12,213,599	$12	$4,419,991	$(4,131,313)	$288,690
Stock-based compensation	—	—	307	—	307
Issuance of restricted common stock	61,260	—	—	—	—
Repurchases of common stock in open market	(52,337)	—	(867)	—	(867)
Net income	—	—	—	4,539	4,539
Balances at March 31, 2025	12,222,522	12	4,419,431	(4,126,774)	292,669

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2023	12,497,770	$12	$4,425,104	$(4,144,801)	$280,315
Stock-based compensation	—	—	111	—	111
Issuance of restricted common stock	48,918	—	—	—	—
Forfeiture of unvested restricted stock	(6,446)	—	—	—	—
Repurchases of common stock in open market	(58,298)	—	(999)	—	(999)
Net income	—	—	—	468	468
Balances at March 31, 2024	12,481,944	12	4,424,216	(4,144,333)	279,895

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$4,539	$468
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	(1,465)	5,297
Right-of-use amortization and cease use costs	80	91
Amortization of debt issuance costs	262	248
Deferred income taxes, net	1,265	229
Unrealized net loss on warrants	424	95
Net loss from exercise and cancellation of warrants	—	143
Loss from sale of assets	82	—
Loss on revaluation of finance receivables held for sale	3,727	—
Foreign currency transaction (gain) loss	(558)	783
Loss on marketable investments	105	231
Loan discount amortization and fee accretion	(1,487)	(837)
Interest paid-in-kind	(186)	(478)
Stock-based compensation	307	111
Depreciation and amortization expense	19	514
Changes in operating assets and liabilities:
Interest, accounts receivable and other receivables	(1,200)	(1,623)
Foreign currency forward contract	409	(870)
Other assets	980	(283)
Accounts payable, accrued expenses, and other non-current liabilities	(872)	(1,189)
Deferred income	1,849	1,500
Net cash provided by operating activities	8,280	4,430

Cash flows from investing activities:
Proceeds from sale of property and equipment	110	—
Sale of marketable investments	—	258
Investment in finance receivables	(10,000)	(446)
Repayment of finance receivables	32,684	9,362
Corporate debt securities principal payments	8	7
Purchases of property and equipment	(100)	—
Net cash provided by investing activities	22,702	9,181

Cash flows from financing activities:
Net payments on credit facility	(6,233)	(12,350)
Repurchases of common stock, including fees and expenses	(867)	(999)
Net cash used in financing activities	(7,100)	(13,349)

Net increase in cash and cash equivalents	23,882	262
Cash and cash equivalents at beginning of period	5,927	5,236
Cash and cash equivalents at end of period	$29,809	$5,498

Supplemental non-cash investing and financing activities:
Transfer of finance receivables and related interest receivable to held for sale	$33,990	$—
Cash paid for interest	$775	$173
Fair value of warrants received with investment in finance receivables	$253	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies
Nature of Operations
SWK Holdings Corporation (the “Company,” “we,” or “us”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, we commenced a strategy of building a specialty finance and asset management business. In August 2019, we commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. Our operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (collectively, “life sciences”). We allocate capital to each segment in order to generate income through the sales of life science products by third parties and related earned income sources. The Company is headquartered in Dallas, Texas, and as of March 31, 2025, the Company had 26 full-time employees.
The Company has net operating loss carryforwards (“NOLs”) and believes that the ability to utilize these NOLs is an important and substantial asset.
As of May 7, 2025, the Company and its partners have executed transactions with 58 different parties under its specialty finance strategy, funding an aggregate of $853.1 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.
During 2019, we commenced our Pharmaceutical Development segment with the acquisition of Enteris BioPharma, Inc. (“Enteris”). As of March 13, 2025 the Company changed the name of Enteris to MOD3 Pharma ("MOD3"). MOD3 is a clinical development and manufacturing organization providing development services to pharmaceutical partners. MOD3 seeks to generate income by providing customers pharmaceutical development, formulation and manufacturing services.
With an effective date of April 21, 2023, we entered into a collaboration agreement with a strategic partner under which we would be the exclusive provider of certain contract development and manufacturing organization ("CDMO") services to its customers. Fee revenue generated as a result of this agreement is presented as pharmaceutical development revenue on the unaudited condensed consolidated statements of income and is accounted for in accordance with our revenue recognition policy as described under Revenue Recognition below.
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

Unaudited Interim Financial Information
The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending December 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission (“SEC”). These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 20, 2025.
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
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred income in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred income. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred income, net of current portion.
Intangible Assets
As of March 31, 2025 and December 31, 2024, net book value of intangible assets of $0.2 million is included in assets held for sale. There was no amortization expense related to intangible assets during the three months ended March 31, 2025. Amortization expense related to intangible assets was $0.3 million for the three months ended March 31, 2024.
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

Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The standard is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." The ASU enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the consolidated financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation (including amortization of leasehold improvements), intangible asset amortization, and depletion expense. Further, the standard requires disclosure of the total amount and the entity's definition of selling expenses. The ASU is effective for fiscal years beginning with its annual financial statements for the year ended December 31, 2027. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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
The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$4,539	$468

Denominator:
Weighted-average shares outstanding	12,229	12,475
Effect of dilutive securities	11	21
Weighted-average diluted shares	12,240	12,496

Basic net income per share	$0.37	$0.04
Diluted net income per share	$0.37	$0.04
For the three months ended March 31, 2025 and 2024, outstanding options to purchase shares of common stock in an aggregate of approximately 38,000 and 47,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive.

Note 3. Finance Receivables
Finance receivables
Finance receivables exclusive of finance receivables held for sale ("Finance Receivables"), are reported at their determined principal balances net of any unearned income, cumulative write offs charged against the allowance for credit losses, and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method. For details on Finance receivables held for sale see Note 4.
The carrying values of finance receivables were as follows (in thousands):

	March 31, 2025	December 31, 2024
Term loans	$219,042	$224,073
Royalty purchases	12,819	64,936
Total before allowance for credit losses	231,861	289,009
Allowance for credit losses	(8,785)	(11,249)
Total carrying value	$223,076	$277,760
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
The reserve for unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management's estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. As of March 31, 2025 and December 31, 2024, the Company had a $0.1 million liability for credit losses on off-balance sheet exposures related to unfunded commitments with this liability included in accounts payable and accrued liabilities on the condensed consolidated balance sheets. Please refer to Note 7 for further information on the Company's unfunded commitments.
Allowance for Credit Losses
During the three months ended June 30, 2024, the Company revised its methodology for calculating the allowance for credit losses to be more directly tied to the individual risk ratings, as determined by management, of finance receivables. This resulted in a re-allocation of the existing allowance and did not have a material impact on the total allowance for credit losses amount. Previously, the Company's quarterly assessment of the allowance included two portfolio pools: Term Loans and Royalties. After the change in methodology these pools are further broken down into individual risk ratings applied to each investment to allow for a more precise method for calculating the allowance for credit losses.
The following table details the changes in the allowance for credit losses by Term Loans and Royalties (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Term Loans	Royalties	Total	Term Loans	Royalties	Total
Allowance at beginning of period	$7,158	$4,091	$11,249	$9,731	$4,170	$13,901
Provision (benefit) for credit losses	(296)	(1,169)	(1,465)	5,547	(250)	5,297
Write offs	—	(999)	(999)	(6,000)	—	(6,000)
Allowance at end of period	$6,862	$1,923	$8,785	$9,278	$3,920	$13,198
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
The following table presents nonaccrual and performing finance receivables by portfolio pool, net of allowance for credit losses (in thousands) as of:

	March 31, 2025			December 31, 2024
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$—	$219,042	$219,042	$1,000	$223,073	$224,073
Royalty purchases	12,819	—	12,819	13,830	51,106	64,936
Total before allowance for credit losses	$12,819	$219,042	$231,861	$14,830	$274,179	$289,009
Allowance for credit losses	(1,923)	(6,862)	(8,785)	(2,075)	(9,174)	(11,249)
Total carrying value	$10,896	$212,180	$223,076	$12,755	$265,005	$277,760
As of March 31, 2025, the Company had three finance receivables in nonaccrual status: (1) the Flowonix Medical, Inc. (“Flowonix”) royalty, with a carrying value of $7.4 million; (2) the Best ABT, Inc. (“Best”) royalty, with a carrying value of $2.3 million; and (3) the Ideal Implant, Inc. (“Ideal”) royalty, with a carrying value of $3.0 million. The Company collected $2.2 million and $0.7 million on its nonaccrual finance receivables for the three months ended March 31, 2025 and 2024, respectively.
Loan Modifications Made to Borrowers Experiencing Financial Difficulty
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
The Company uses an internal credit rating system which rates each Royalty on a color scale of Green to Red, with Green typically indicative of a Royalty that is exceeding base underwritten case, Yellow indicates a royalty is performing in-line with underwritten plan, and Red reflective of underperformance relative to plan. Royalties rated as Red are generally classified as non-accrual.
The following table summarizes the gross carrying value of Finance Receivables by origination year, grouped by risk rating (in thousands):

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Term Loans
5	$—	$—	$—	$8,674	$16,385	$29,148	$54,207
4	9,675	7,967	36,627	22,825	—	—	77,094
3	—	—	19,777	24,351	—	23,238	67,366
2	—	—	5,499	—	14,876	—	20,375
Subtotal - Term Loans	$9,675	$7,967	$61,903	$55,850	$31,261	$52,386	$219,042

Royalties
Red	—	—	—	—	3,039	9,780	12,819
Subtotal - Royalties	$—	$—	$—	$—	$3,039	$9,780	$12,819

Total Finance Receivables, gross	$9,675	$7,967	$61,903	$55,850	$34,300	$62,166	$231,861

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Term Loans
5	$—	$—	$—	$16,378	$—	$28,926	$45,304
4	7,929	36,406	55,353	—	—	—	99,688
3	—	24,920	—	11,930	—	26,482	63,332
2	—	—	—	14,749	—	—	14,749
1	—	—	—	—	—	1,000	1,000
Subtotal - Term Loans	$7,929	$61,326	$55,353	$43,057	$—	$56,408	$224,073

Royalties
Green	$8,005	$11,685	$11,231	$—	$15,865	$1,267	$48,053
Yellow	—	—	—	—	3,053	—	3,053
Red	—	—	—	3,050	8,433	2,347	13,830
Subtotal - Royalties	$8,005	$11,685	$11,231	$3,050	$27,351	$3,614	$64,936

Total Finance Receivables, gross	$15,934	$73,011	$66,584	$46,107	$27,351	$60,022	$289,009

Note 4. Assets Held For Sale
Finance receivables held for sale
The Company generally holds its finance receivables as long-term investments, however, the Company occasionally classifies some of its finance receivables as held for sale. Finance receivables held for sale are recorded at the lower of fair value or amortized cost. On the date of transfer into the held for sale category, any previously recorded allowance for credit losses is reversed in earnings and the finance receivables are recorded at amortized cost. If the amortized cost basis exceeds the finance receivables’ carrying value on the date of transfer, a valuation allowance is established equal to the difference between amortized cost basis and fair value. Deferred fees and costs related to finance receivables held for sale are deferred upon transfer to the held for sale category and are included in the carrying value of finance receivables held for sale on the consolidated balance sheets. The Company recognizes the full amount of deferred fees and costs at the time of sale as a component of the gain or loss on sale.
On March 19, 2025, the Company entered into a definitive agreement with Soleus Capital (“Soleus”) for the sale of the majority of its finance receivables segment royalty portfolio for approximately $34.0 million in cash ("the Transaction"), which approximated the fair value of the finance receivables held for sale as of March 31, 2025. At that time, the amortized cost basis of the royalty portfolio was $37.7 million, inclusive of interest receivables of $2.3 million. As a result of the Transaction, the Company performed a lower-of-cost-or-market analysis in the aggregate resulting in a loss of $3.7 million which is included in the "Loss on revaluation of finance receivables" caption on the Company's unaudited condensed consolidated statements of income for the three months ended March 31, 2025. The transaction closed subsequent to March 31, 2025 on April 10, 2025. In conjunction with the closing, the Company's Board of Directors declared a special cash dividend of $4.00 per share, payable to all holders of record of the Company’s common stock as of April 24, 2025, with a payment date of May 8, 2025.
During neither the three months ended March 31, 2025, there was not a strategic shift for the Company, and accordingly, the finance receivable segment does not meet the criteria to be classified as a discontinued operation. The following table shows the net income before taxes for finance receivables and related interest receivable held for sale (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income before taxes	$2,022	$1,804

MOD3 Exclusive Option and Asset Purchase Agreement
With an effective date of January 1, 2024, the Company entered into an Option and Asset Purchase Agreement with a strategic partner on March 14, 2024, which granted the strategic partner an exclusive option to acquire certain of MOD3 assets related to its business of providing CDMO services to third parties, subject to certain exclusions. The strategic partner must exercise the Option by or before January 1, 2026. In exchange for the exclusive purchase option the partner is to provide consideration in the form of an "option fee" and "guaranteed revenue payments."
The option fee is broken into two components: A low-single digit million fee due within 30 business days of executing the agreement; and should the option not be exercised by the first anniversary of the effective date, an additional low-single digit million fee will be due at that time. The first option fee was paid in April 2024 and the second option fee was paid in February 2025. Option fee payments will be included in deferred income until the earlier of term expiration or exercise of the purchase option. Should the partner exercise the purchase option, any option fee payments made will be applied towards the purchase price.
The guaranteed revenue payments include two components: A mid-single digit million guaranteed revenue payment in 2024 and a mid-single digit million guaranteed revenue payment in 2025. The revenue is to be derived by the partner under an existing collaboration agreement, and the partner is to pay the difference should the minimum amount not be met each year. Each year's guaranteed revenue amount is to be paid in two installments semi-annually each year. Should revenue exceed the 2024 or 2025 guaranteed revenue amounts after receiving a difference payment in the first half of the year, we must repay the partner the amount of such overpayment. There was no guaranteed revenue recognized during the three months ended March 31, 2025 and 2024.

As the Company expects the strategic partner to exercise the Option within 12 months from December 31, 2024, certain assets and liabilities of the MOD3 business were classified as held for sale as of December 31, 2024. The assets and liabilities held for sale represent the major operating assets and liabilities of the MOD3 business (i.e. the majority of the Pharmaceutical Development segment) and as such, when the Option is exercised, this segment of the business will no longer exist and only the specialty finance business will remain. The decision to enter into the Option and Asset Purchase Agreement was made to align with the overall strategy to focus on the specialty finance business.
The following table summarizes the assets and liabilities held for sale:

	March 31, 2025	December 31, 2024
Assets:
Inventory	$354	$354
Property & equipment, net	4,696	4,635
Intangible assets, net	209	209
Other non-current assets	1,150	1,200
Total assets held for sale, net	$6,409	$6,398

Liabilities:
Accounts payable & accrued liabilities	$298	$268
Other non-current liabilities	1,027	987
Total liabilities held for sale	$1,325	$1,255
During neither the three months ended March 31, 2025 nor the year ended December 31, 2024, there was not a strategic shift for the Company, and accordingly, the Pharmaceutical Development segment does not meet the criteria to be classified as a discontinued operation. As a result, we will continue to report our operational results for the Pharmaceutical Development segment until the sale. The following table shows the net loss before taxes for MOD3 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss before taxes	$(536)	$(1,453)

Note 5. Marketable Investments
Investments in corporate debt and equity securities consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Corporate debt securities	$13	$21
Equity securities	442	559
Total marketable investments	$455	$580

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2025	$13	$—	$—	$13
December 31, 2024	$21	$—	$—	$21

Equity Securities
On June 30, 2024, the Company exercised its right to purchase AOTI, Inc ("AOTI") restricted stock. Upon exercise, the Company received 402,634 shares of AOTI restricted stock with a fair value of $0.7 million, or $1.68 per share. The restricted stock can be converted into publicly traded common shares one year after the exercise date.
The following table presents gains and losses on equity securities as prescribed by ASC 321, Investments - Equity Securities (in thousands):

Three Months Ended March 31,
2025
Unrealized loss on equity securities held at the end of the period	$(105)
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
The outstanding principal balance of the Credit Agreement will bear interest at a rate per annum equal to the sum of (i) Term Secured Overnight Financing Rate, or SOFR (as defined in the Credit Agreement) plus (ii) 3.75% at all times prior to the Commitment Termination Date. The outstanding principal balance of the revolving credit facility will bear interest at a rate per annum equal to the sum of (i) Term SOFR (as defined in the Credit Agreement) plus (ii) 4.25% at all times on and after the Commitment Termination Date. Under the terms of the Credit Agreement, all accrued and unpaid interest shall be due and payable, in arrears, on the first business day of each calendar month.
The Credit Agreement contains customary affirmative and negative covenants, in addition to financial covenants specifying that, as of the end of each calendar month, (i) the consolidated leverage ratio of Borrower will not exceed 1.00 to 1.00, (ii) the consolidated interest coverage ratio of Borrower will not be less than 4.00 to 1.00, (iii) the cash collection rate in relation to Borrower’s portfolio of loan assets will not be less than 4.50% for such calendar month, (iv) the net charge-off percentage in relation to Borrower’s portfolio of loan assets will not exceed 3.00% for such calendar month, (v) the weighted average risk rating in relation to Borrower portfolio of loan assets will not be less than 3.00, and (vi) the Company's cumulative share repurchases will not exceed $5 million in value in any 12-month period. In addition, the Credit Agreement provides that at no time shall the Company permit its consolidated tangible net worth to be less than $145.0 million, or its liquidity (as defined in the Credit Agreement) to be less than $5.0 million. The Credit Agreement also contains events of default customary for such financings, the occurrence of which would permit the Agent and Lenders to accelerate the aggregate principal amount due thereunder.
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
As of March 31, 2025 there were no amounts outstanding under the Credit Agreement. As of December 31, 2024 there was $6.2 million outstanding under the Credit Agreement. During the three months ended March 31, 2025 and 2024, the Company recognized $0.2 million and $0.3 million, respectively, of interest expense in connection with the Credit Agreement.

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

The following table summarizes the outstanding balance of the Notes, net of debt issuance costs (in thousands):

	March 31, 2025	December 31, 2024
2027 Senior Notes	$32,969	$32,969
Debt issuance costs	(1,402)	(1,557)
Total unsecured senior notes, net	$31,567	$31,412
The Company’s future principal obligations for the Notes were as follows (in thousands):

March 31, 2025
Remainder of 2025	$—
2026	—
2027	32,969
Total unsecured senior notes principal	$32,969
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
The Company evaluated the 2027 Senior Notes for derivatives pursuant to Accounting Standard Codification ("ASC") 815, "Derivatives and Hedging," and identified an embedded derivative that required bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative was a default provision, which could require additional interest payments. The Company reassesses the feature quarterly to determine if it requires separate accounting. There have been no changes to the Company’s assessment that the fair value of the embedded derivative is immaterial through March 31, 2025.

Note 7. Commitments and Contingencies
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
The MOD3 headquarters is located in Boonton, New Jersey, where MOD3 leases approximately 32,000 square feet of space. The office lease expires in December 2029 with an option to renew for an additional five years.
The components of lease cost were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$108	$125
Variable lease cost	10	15
Total lease cost	$118	$140
Future minimum rent on the Company's operating leases was as follows as of March 31, 2025 (in thousands):

Remainder of 2025	$135
2026	183
2027	188
2028	128
2029	—
Thereafter	—
Total future lease payments	$634
(1) As of March 31, 2025, total future lease payments exclude $1.3 million of lease payments related to held for sale leases, of which $0.2 million are due in the remainder of 2025.
Unfunded Commitments
Per the terms of the royalty purchase or credit agreements, unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time, and in the case of loan transactions, are subject to being advanced as long as an event of default does not exist. As of March 31, 2025, the Company had $7.5 million of unfunded commitments.
Litigation
The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. As of March 31, 2025, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.
Indemnification
As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of March 31, 2025 and December 31, 2024.

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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels for recurring fair value measurements during the three months ended March 31, 2025 and 2024.
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
Finance Receivables held for sale
Finance receivable held for sale are measured at fair value on a nonrecurring basis and evaluated using executed purchase agreements or letters of intent. The fair value is determined using a lower-of-cost-or-market analysis of finance receivables held for sale in the aggregate. These receivables are classified as Level 3 and estimates of fair value are reflected below.
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

The Company uses a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. The foreign currency forward contract is not designated as a hedging instrument, and changes in fair value are recognized in earnings. The foreign currency forward contract was recorded in other non-current assets in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 and totaled to $2.1 million and $2.5 million, respectively. The Company recognized a loss of $0.4 million and a gain of $0.9 million due to changes in fair value related to its foreign currency forward contract during the three months ended March 31, 2025 and 2024, respectively.
The following table presents financial assets measured at fair value on a recurring basis as of March 31, 2025 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$4,245	$—	$—	$4,245
Marketable investments	455	442	—	13
Foreign currency forward contract	2,066	—	—	2,066
The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$4,366	$—	$—	$4,366
Marketable investments	580	559	—	21
Foreign currency forward contract	2,475	—	—	2,475

Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
Fair value - December 31, 2024	$4,366	Fair value - December 31, 2023	$1,759
Issued	253	Issued	—
Exercised	—	Exercised	(984)
Change in fair value	(424)	Change in fair value	(95)
Gain on foreign currency transactions	50	Loss on foreign currency transactions	(70)
Fair value - March 31, 2025	$4,245	Fair value - March 31, 2024	$610

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

	March 31, 2025	December 31, 2024
Dividend rate range	—	—
Risk-free rate range	3.9% to 4.4%	4.2% to 4.5%
Expected life (years) range	1.6 to 6.9	1.9 to 6.9
Expected volatility range	53.0% to 162.4%	56.0% to 177.7%
The warrant assets are valued using a market approach and include significant unobservable inputs such as risk-free rate, expected life, and expected volatility. As of March 31, 2025 the risk-free rate range weighted average was 4.1%, and had a median of 4.0%. As of December 31, 2024, the risk-free rate range weighted average was 4.4%, and had a median of 4.4%. As of March 31, 2025 the expected life range weighted average was 5.7 years, and had a median of 4.4 years. As of December 31, 2024 the expected life range weighted average was 5.8 years, and had a median of 4.3 years. As of March 31, 2025 the expected volatility range weighted average was 67%, and had a median of 88.0%. As of December 31, 2024 the expected volatility range weighted average was 65.6%, and median of 104.3%.
As of March 31, 2025 and December 31, 2024, the Company had three royalties, Best, Ideal, and Flowonix that were deemed to be impaired based on reductions in carrying value. During the three months ended March 31, 2025, the Company recognized impairment based on a reduction in carrying value of one royalty, Flowonix. As of December 31, 2024, the Company had one loan, BIOLASE, that was deemed to be impaired based on reduction in carrying value in prior periods. The following table presents the royalties and the loan measured at amortized cost using the effective interest method, which approximates fair value, on a nonrecurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025	$12,819	$—	$—	$12,819
December 31, 2024	$14,830	$—	$—	$14,830

There were no liabilities measured at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024.
The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.

The following table presents the fair value of financial assets as of March 31, 2025 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$223,076	$223,076	$—	$—	$223,076
Finance receivables and related interest receivable held for sale (1)	33,990	33,990	—	—	33,990
Marketable investments	455	455	442	—	13
Warrant assets	4,245	4,245	—	—	4,245
Foreign currency forward contract	2,066	2,066	—	—	2,066
(1) Non-recurring valuation as of March 19, 2025

The following table presents the fair value of financial assets and liabilities as of year ended December 31, 2024 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$277,760	$277,760	$—	$—	$277,760
Marketable investments	580	580	559	—	21
Warrant assets	4,366	4,366	—	—	4,366
Foreign currency forward contract	2,475	2,475	—	—	2,475

Note 9. Revenue Recognition
The Company's Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company's Finance Receivables segment does not have any revenues received from contracts with customers.
The following table provides the contract revenue recognized by revenue source (in thousands):

	Three Months Ended March 31,
	2025	2024
Pharmaceutical Development Segment
Pharmaceutical Development	963	279
Total contract revenue	$963	$279
The Company's contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.
The Company’s contract liabilities are presented as deferred income and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	March 31, 2025	December 31, 2024
Pharmaceutical Development Segment
Beginning balance	$1,500	$9
Income recognized	—	(9)
Additions to deferred income	1,849	1,500
Ending balance	$3,349	$1,500
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

The following tables present financial information for the Company's reportable segments for the periods indicated (in thousands):

	Three Months Ended March 31, 2025
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$10,712	$963	$—	$11,675
Other revenue	110	47	—	157
Benefit from credit losses	(1,465)	—	—	(1,465)
Interest expense	232	2	896	1,130
Pharmaceutical manufacturing, research and development expense	—	758	—	758
Depreciation and amortization expense	—	—	19	19
General and administrative expense	55	704	2,518	3,277
Other expense, net	(2,214)	(82)	—	(2,296)
Income tax expense	—	—	1,278	1,278
Net income (loss)	9,786	(536)	(4,711)	4,539

	Three Months Ended March 31, 2024
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$11,035	$279	$—	$11,314
Other revenue	46	—	—	46
Provision for credit losses	5,297	—	—	5,297
Interest expense	1,256	—	—	1,256
Pharmaceutical manufacturing, research and development expense	—	530	—	530
Depreciation and amortization expense	—	492	22	514
General and administrative expense	78	710	1,896	2,684
Other expense, net	(382)	—	—	(382)
Income tax benefit	—	—	229	229
Net income (loss)	4,068	(1,453)	(2,147)	468
The following table presents total assets for the Company's reportable segments for the periods indicated (in thousands):

	March 31, 2025	December 31, 2024
Total Assets
Finance receivables	$297,961	$299,248
Pharmaceutical development and other	9,013	7,786
Holdings Company and other	24,290	25,201
Total	$331,264	$332,235

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements, and the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”), as well as our unaudited condensed consolidated financial statements and the accompanying notes included in this report.
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

Finance Receivables Portfolio Overview
The table below provides an overview of our outstanding finance receivables transactions as of and for the three months ended March 31, 2025 (in thousands, except rate, share and per share data):

				Revenue Recognized
Royalty Purchases	Licensed Technology	Funded Amount	GAAP Balance	Year-to-Date
Besivance® (1)	Ophthalmic antibiotic	$6,000	$—	$2
Forfivo XL® (7)	Depressive disorder treatment	6,000	1,110	506
Coflex®/Kybella® (7)	Spinal stenosis/submental fullness	4,350	2,702	48
Cambia® (4) (7)	NSAID migraine treatment	8,500	—	98
Duo Royalty (7)	Japanese Women's health/cystic fibrosis	15,353	10,083	591
Immune Globulin (7)	Immune Globulin Therapeutics	14,100	10,452	443
Relief (7)	Rare Disease Portfolio	7,701	7,331	336
Best ABT, Inc.(2), (3)	Oncology diagnosis	5,784	2,347	—
Flowonix Medical, Inc.(2), (3), (5)	Drug delivery device	12,455	7,433	—
Ideal Implant, Inc.(2), (3)	Aesthetics	4,025	3,039	—
Iluvien® (8)	Diabetic macular edema	16,501	—	519

						Revenue Recognized
Term Loans	Type	Maturity Date	Principal	GAAP Balance	Rate	Year-to-Date
4Web, Inc.	First lien	06/30/25	$20,336	$23,238	12.8%	$944
AOTI, Inc.	First lien	03/21/27	8,478	8,674	11.2%	342
Elutia, Inc.	First lien	08/10/27	21,045	24,351	12.0%	891
Biotricity, Inc.	First lien	02/15/27	14,446	14,876	11.5%	675
CDMO Manufacturer	First lien	09/13/27	5,000	5,368	13.3%	195
eTon Pharmaceuticals, Inc.	First lien	12/17/27	30,000	29,148	12.1%	1,102
Journey Medical Corporation	First lien	12/27/27	25,000	25,068	12.8%	901
MedMinder Systems, Inc.	First lien	08/18/28	22,500	22,825	12.3%	774
MolecuLight, Inc.(8)	First lien	12/29/27	—	—	12.8%	27
Nicoya Lifesciences, Inc.	First lien	11/30/26	6,000	6,191	12.8%	248
NeoLight, LLC	First lien	02/15/26	5,186	5,499	13.5%	243
Shield Therapeutics, Plc	First lien	09/28/28	20,000	19,777	14.3%	820
SKNV	First lien	11/15/28	15,997	16,385	12.0%	494
Triple Ring	First lien	12/06/28	8,000	7,967	12.0%	278
ImpediMed	First lien	02/05/30	10,000	9,675	13.8%	235

				Loss Recognized
Marketable Investments	Number of Shares	Funded Amount	GAAP Balance	Year-to-Date
Secured Royalty Financing (Marketable Investment) (2), (3)	N/A	$3,000	$13	$—
AOTI Common Stock (6)	402,634	N/A	$442	$(105)

				Change in Fair Value
Warrants to Purchase Stock	Number of Shares	Exercise Price per Share ($)	GAAP Balance	Year-to-Date
4Web, Inc.	TBD	$—	$—	$—
ImpediMed	12,491,870	0.05	169	(134)
Aziyo Biologics, Inc. Tranche 1	157,895	6.65	196	(157)
Aziyo Biologics, Inc. Tranche 2	30,075	6.65	37	(30)
Biotricity, Inc. Tranche 1	57,356	37.56	2	—
Biotricity, Inc. Tranche 2	600,000	0.50	196	33
CDMO Manufacturer	211,442	1.42	—	—
DxTerity Diagnostics, Inc.	2,019,231	—	—	—
Epica International, Inc.	TBD	—	—	—
Eton Pharmaceuticals, Inc. Tranche 1	51,239	5.86	403	(21)
Eton Pharmaceuticals, Inc. Tranche 2	18,141	6.62	141	(7)
Eton Pharmaceuticals, Inc. Tranche 3	289,736	5.32	2,922	(86)
Shield Warrant	8,910,540	0.14	179	(22)
MedMinder, System, Inc. Tranche 1	57,859	10.37	—	—
MedMinder Systems, Inc. Tranche 2	14,465	10.37	—	—
Neolight, LLC	52,524	7.62	—	—
MolecuLight, Inc.	TBD	—	—	—

		Revenue Recognized
	Assets	Year-to-Date
Total finance receivables, gross	$231,861	$8,688
Total finance receivables and related interest receivable held for sale	33,990	2,024
Total marketable investments	455	—
Total fair value of warrant assets	4,245	—
Total	$270,551	$10,712

(1)	US royalty was paid off continues to receive insignificant royalties on international sales.
(2)	Investment considered partially impaired.
(3)	Investment on non-accrual.
(4)	Investment was paid off and SWK continues to receive royalties on actual sales.
(5)	Flowonix Medical assets were sold to a medical device company in a prior period. In exchange for releasing its lien, SWK received cash at close and is expected to receive royalties on sales of two products.
(6)	AOTI warrants exercised and converted to shares.
(7)	As of March 31, 2025 these royalties are included in finance receivables held for sale
(8)	Investment was paid off during the three months ended March 31, 2025
Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the three months ended March 31, 2025, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements
Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the three months ended March 31, 2025 and 2024 (in millions)

	Three Months Ended March 31,
	2025	2024	Change $
Revenues	$11.8	$11.4	$0.4
Provision (benefit) for credit losses	(1.5)	5.3	(6.8)
Interest expense	1.1	1.3	(0.2)
Pharmaceutical manufacturing, research and development expense	0.8	0.5	0.3
Depreciation and amortization expense	—	0.5	(0.5)
General and administrative expense	3.3	2.7	0.6
Other income (expense), net	(2.3)	(0.4)	(1.9)
Income tax expense	1.3	0.2	1.1
Net income	4.5	0.5	4.0

Revenues
Revenues increased to $11.8 million for the three months ended March 31, 2025 from $11.4 million for the three months ended March 31, 2024. The $0.4 million increase in revenue for the three months ended March 31, 2025 was primarily due to a $0.3 million decrease in Finance Receivables segment revenue and a $0.7 million increase in Pharmaceutical Development segment revenue. The increase in Pharmaceutical development revenues was due to the collaboration agreement with a strategic partner.
Provision (benefit) for Credit Losses
Our provision for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. We recognized a net benefit for credit losses of $1.5 million during the three months ended March 31, 2025 and a net provision of $5.3 million during three months ended March 31, 2024. The benefit was primarily due to a release of the allowance for credit losses associated with finance receivables held for sale, compared to the same period in the prior year in which there was additional provision recognized on certain receivables.
Interest Expense
Interest expense consists mostly of interest accrued on our revolving line of credit, 9.00% Senior Notes due 2027, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense remained flat compared for for the three months ended March 31, 2025 as compared to the same period in the previous period.
Pharmaceutical Manufacturing, Research and Development Expense
Pharmaceutical manufacturing, research and development expense remained consistent for the three months ended March 31, 2025 as compared to the same period in the previous year resulting in an immaterial change in total expense.
Depreciation and Amortization Expense
    The $0.5 million decrease in depreciation and amortization expense for the three months ended March 31, 2025 primarily consisted of a decrease in amortization expense related to no longer amortizing intangible assets related to the Cara license as the intangible assets were fully impaired.

General and Administrative Expense
General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses increased by $0.6 million for the three months ended March 31, 2025 as compared to 2024. The increase is primarily due to increased compensation costs as well as legal costs associated with the Company's royalty sale.
Other Income (Expense), Net
Other income (expense), net decreased to an expense of $2.3 million for the three months ended March 31, 2025 from other expense, net of $0.4 million for the three months ended March 31, 2024. The $1.9 million decrease primarily relates to the loss on revaluation of finance receivables and related interest receivable held for sale, offset by a gain on the early payoff of the Iluvien royalty.
Income Tax Expense
During the three months ended March 31, 2025 we recognized $1.3 million of income tax expense, for the three months ended March 31, 2024 we recognized an income tax expense of $0.2 million. Income tax expense increased period over period due to an increase in net income compared to the previous period.

Liquidity and Capital Resources
As of March 31, 2025, we had $29.8 million in cash and cash equivalents, compared to $5.9 million as of December 31, 2024. The primary driver of the $23.9 million increase in our cash balance was primarily related to interest fees and principal and royalty payments received on finance receivables. The increase in cash and cash equivalents was partially offset by investment funding, net of deferred fees and origination expenses, net payments of our credit facility, payments for payroll and benefits expense, payments on accounts payable, and share repurchases.
We entered into a $45.0 million revolving credit facility in June 2023 with First Horizon Bank. The Credit Agreement provides for one or more incremental increases not to exceed $80.0 million, subject to the consent of the Agent and each Lender, at any time prior to the Commitment Termination Date. On October 10, 2023, the Company entered into a First Amendment to Credit Agreement pursuant to which Woodforest National Bank was added as a lender under the Credit Agreement for an aggregate commitment of $15.0 million, thereby increasing the aggregate commitments under the Credit Agreement from $45.0 million to $60.0 million. As of March 31, 2025, there was no outstanding amount under the new Credit Agreement, and $55.0 million was available for borrowing. The $60.0 million Credit Agreement contains a $5.0 million liquidity covenant, bringing the total amount available for borrowing to $55.0 million.

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

As of March 31, 2025, our finance receivables portfolio contains $223.1 million of net finance receivables and $0.5 million of marketable investments. We expect these assets to generate positive cash flows in 2025. We continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates. Changes in interest rates, including the levels of the underlying reference rates may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

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

As of March 31, 2025, we had $7.5 million in unfunded commitments. Please refer to Item 1., Financial Statements, Note 7 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Company’s commitments and contingencies.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the three months ended March 31, 2025, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at March 31, 2025 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting
There have been no changes during the three months ended March 31, 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS
Information regarding the Company’s risk factors appears in “Part I. – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 20, 2025. There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
The table below summarizes information about our purchases of common stock during the three months ended March 31, 2025 (dollar amounts in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
January 1, 2025 - January 31, 2025	17,010	$16.28	17,010	$5,103
February 1, 2025 - February 28, 2025	16,095	16.91	16,095	$4,831
March 1, 2025 - March 31, 2025	19,232	16.55	19,232	$4,512
	52,337	$16.57	52,337

As of March 31, 2025, the Company has repurchased an aggregate of 845,748 shares under the Prior Repurchase Programs and Current Repurchase Program at a total cost of $14.3 million, or $16.96 per share. As of March 31, 2025, the maximum dollar value of shares that may yet be purchased under the Current Repurchase Program was approximately $4.5 million shares of common stock.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.      OTHER INFORMATION.
On May 12, 2025, each member of our Board of Directors and each of our officers, including Mr. Jody Staggs and Mr. Adam Rice, entered into amended and restated indemnification agreements with the Company (the “indemnification agreements”). The indemnification agreements provide the Company’s officers and directors with contractual rights to indemnification and, in some cases, expense advancement in any action or proceeding arising out of their respective services as one of the Company's officers or directors, or as a director or officer of any other company or enterprise to which they may provide services at the Company's request.
The foregoing summary of the indemnification agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the indemnification agreements, which are filed with this Quarterly Report on Form 10-Q as Exhibits 10.2 and 10.3 and are incorporated herein by reference.

ITEM 6.       EXHIBITS

Number	Exhibit Description			Filing	Filed
		Form	Exhibit	Date	Herewith

3.01	Third Amended and Restated Certificate of Incorporation, dated as of August 12, 2022.	8-K	3.1	8/15/22
3.02	Amended and Restated Bylaws, dated as of August 12, 2022.	8-K	3.02	8/15/22
10.01	Purchase and Sale Agreement, dated March 19, 2025, between the registrant and SCOF SPV I, LP.				X
10.02	Form of Indemnification Agreement for Directors				X
10.03	Form of Indemnification Agreement for Executive Officers				X
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS+	XBRL Instance				X

101.SCH+	XBRL Taxonomy Extension Schema				X

101.CAL+	XBRL Taxonomy Extension Calculation				X

101.DEF+	XBRL Taxonomy Extension Definition				X

101.LAB+	XBRL Taxonomy Extension Labels				X

101.PRE+	XBRL Taxonomy Extension Presentation				X
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

# Exhibits and/or schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplemental copies of any omitted exhibits or schedules to the SEC upon request; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2025.

SWK Holdings Corporation

By:	/s/ Joe D. Staggs
Joe D. Staggs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Adam Rice
Adam Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)