Form 10-Q
period 2025-06-30
SWK Holdings Corp
filed 2025-08-14
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes     ☒   No
As of August 7, 2025, there were 12,147,391 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation
Form 10-Q
Quarter Ended June 30, 2025

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

PART I. FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$8,006	$5,927
Interest, accounts receivable and other receivables, net	5,611	5,788
Assets held for sale, net (Note 4)	6,488	6,398
Other current assets	1,088	2,141
Total current assets	21,193	20,254

Finance receivables, net of allowance for credit losses of $8,826 and $11,249 as of June 30, 2025 and December 31, 2024, respectively	237,604	277,760
Collateral on foreign currency forward contract	—	2,750
Marketable investments	603	580
Deferred tax assets, net	21,219	23,484
Warrant assets	4,612	4,366
Other non-current assets	466	3,041
Total assets	$285,697	$332,235

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$2,101	$2,810
Liabilities held for sale (Note 4)	1,278	1,255
Deferred income	3,300	1,500
Total current liabilities	6,679	5,565

Unsecured senior notes, net	31,736	31,412
Revolving credit facility	294	6,233
Other non-current liabilities	519	335
Total liabilities	39,228	43,545

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,183,906 and 12,213,599 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	4,418,773	4,419,991
Accumulated deficit	(4,172,316)	(4,131,313)
Total stockholders' equity	246,469	288,690
Total liabilities and stockholders' equity	$285,697	$332,235
 See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Finance receivable interest income, including fees	$8,543	$9,986	$19,255	$21,021
Pharmaceutical development	1,190	804	2,153	1,083
Other	319	57	476	103
Total revenues	10,052	10,847	21,884	22,207
Costs and expenses:
Provision (benefit) for credit losses	761	4,095	(704)	9,392
Loss on impairment of intangibles assets	—	5,771	—	5,771
Interest expense	1,155	1,119	2,285	2,375
Pharmaceutical manufacturing, research and development expense	645	520	1,403	1,050
Change in fair value of acquisition-related contingent consideration	—	(4,900)	—	(4,900)
Depreciation and amortization expense	19	421	38	935
General and administrative expense	2,843	2,920	6,120	5,604
Income from operations	4,629	901	12,742	1,980
Other income (expense), net
Unrealized net gain (loss) on warrants	347	226	(77)	131
Net gain on exercise and cancellation of warrants	—	675	—	444
Loss on sale of assets	—	—	(82)	—
Net gain (loss) on marketable investments	37	(19)	(68)	(162)
Realized gain on early payment of finance receivable	—	—	1,729	—
Gain (loss) on revaluation of finance receivables	—	2,495	(3,727)	2,495
Realized and unrealized foreign currency transaction gains (losses)	(451)	437	(138)	524
Income before income tax expense	4,562	4,715	10,379	5,412
Income tax expense	1,026	1,035	2,304	1,264
Net income	$3,536	$3,680	$8,075	$4,148

Net income per share
Basic	$0.29	$0.30	$0.66	$0.33
Diluted	$0.29	$0.30	$0.66	$0.33
Weighted average shares outstanding
Basic	12,208	12,458	12,218	12,467
Diluted	12,208	12,470	12,218	12,484

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2024	12,213,599	$12	$4,419,991	$(4,131,313)	$288,690
Stock-based compensation	—	—	307	—	307
Issuance of restricted common stock	61,260	—	—	—	—
Repurchases of common stock in open market	(52,337)	—	(867)	—	(867)
Net income	—	—	—	4,539	4,539
Balances at March 31, 2025	12,222,522	12	4,419,431	(4,126,774)	292,669
Stock-based compensation	—	—	301	—	301
Issuance of restricted common stock	11,574	—	—	—	—
Repurchases of common stock in open market	(58,954)	—	(870)	—	(870)
Cash dividends ($4.00 per share)	—	—	—	(49,078)	(49,078)
Net settlement for employee taxes on stock options	—	—	(89)	—	(89)
Stock options exercised, net	8,764	—	—	—	—
Net income	—	—	—	3,536	3,536
Balances at June 30, 2025	12,183,906	12	4,418,773	(4,172,316)	246,469

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2023	12,497,770	$12	$4,425,104	$(4,144,801)	$280,315
Stock-based compensation	—	—	111	—	111
Issuance of restricted common stock	48,918	—	—	—	—
Forfeiture of unvested restricted stock	(6,446)	—	—	—	—
Repurchases of common stock in open market	(58,298)	—	(999)	—	(999)
Net income	—	—	—	468	468
Balances at March 31, 2024	12,481,944	12	4,424,216	(4,144,333)	279,895
Stock-based compensation	—	—	249	—	249
Issuance of restricted common stock	17,323	—	—	—	—
Net settlement for employee taxes on stock options	—	—	(43)	—	(43)
Stock options exercised, net	2,595	—	—	—	—
Repurchases of common stock in the open market	(54,667)	—	(950)	—	(950)
Net income	—	—	—	3,680	3,680
Balances at June 30, 2024	12,447,195	12	4,423,472	(4,140,653)	282,831

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$8,075	$4,148
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	(704)	9,392
Debt issuance costs	(41)	—
Loss on impairment of intangible assets	—	5,771
Right-of-use amortization and cease use costs	112	261
Amortization of debt issuance costs	548	491
Deferred income taxes, net	2,266	1,239
Unrealized net loss (gain) on warrants	77	(131)
Net gain from exercise and cancellation of warrants	—	(444)
Loss from sale of assets	82	—
Change in fair value of acquisition-related contingent consideration	—	(4,900)
Loss (gain) on revaluation of finance receivables	3,727	(2,495)
Foreign currency transaction gains	(614)	(1,587)
Loss on marketable investments	68	162
Loan discount amortization and fee accretion	(2,956)	(2,214)
Interest paid-in-kind	(826)	(904)
Stock-based compensation	608	360
Depreciation and amortization expense	38	935
Changes in operating assets and liabilities:
Interest, accounts receivable and other receivables	177	(2,655)
Foreign currency forward contract	915	1,260
Collateral returned for foreign currency forward contract	2,750	—
Other assets	850	(150)
Accounts payable, accrued expenses, and other non-current liabilities	(871)	(903)
Deferred income	1,800	2,207
Net cash provided by operating activities	16,081	9,843

Cash flows from investing activities:
Proceeds from sale of property and equipment	110	—
Settlement of foreign currency forward contract	1,560	—
Sale of marketable investments	—	574
Investment in finance receivables	(23,500)	(7,446)
Proceeds from sale of finance receivables	31,678	—
Repayment of finance receivables	33,141	11,693
Corporate debt securities principal payments	15	13
Purchases of property and equipment	(163)	(21)
Net cash provided by investing activities	42,841	4,813

Cash flows from financing activities:
Net settlement for employee taxes on stock options	(89)	(43)
Net payments on credit facility	(5,939)	(12,350)
Cash dividends	(49,078)	—
Repurchases of common stock, including fees and expenses	(1,737)	(1,950)
Net cash used in financing activities	(56,843)	(14,343)

Net increase in cash and cash equivalents	2,079	313
Cash and cash equivalents at beginning of period	5,927	5,236
Cash and cash equivalents at end of period	$8,006	$5,549

Supplemental non-cash investing and financing activities:
Cash paid for interest	$1,517	$875
Derecognition of right-of-use assets and operating lease liabilities upon termination of lease	$—	$82

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies
Nature of Operations
SWK Holdings Corporation (the “Company,” “we,” or “us”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, we commenced a strategy of building a specialty finance and asset management business. In August 2019, we commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. Our operations comprise two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (collectively, “life sciences”). We allocate capital to each segment in order to generate income through the sales of life science products by third parties and related earned income sources. The Company is headquartered in Dallas, Texas, and as of June 30, 2025, the Company had 29 full-time employees.
The Company has net operating loss carryforwards (“NOLs”) and believes that the ability to utilize these NOLs is an important and substantial asset.
As of August 7, 2025, the Company and its partners have executed transactions with 58 different parties under its specialty finance strategy, funding an aggregate of $866.6 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.
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
With an effective date of April 21, 2023, we entered into a collaboration agreement with AptarGroup, Inc ("Aptar") under which we would be the exclusive provider of certain contract development and manufacturing organization ("CDMO") services to its customers. Fee revenue generated as a result of this agreement is presented as pharmaceutical development revenue on the unaudited condensed consolidated statements of income and is accounted for in accordance with our revenue recognition policy as described under Revenue Recognition below.
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
The Company regularly evaluates its estimates and assumptions using historical experience and other factors, including the economic environment. As future events and their effects cannot be determined with precision, the Company’s estimates and assumptions may prove to be incomplete or inaccurate, or unanticipated events and circumstances may occur that might cause changes to those estimates and assumptions. Market conditions, such as illiquid credit markets, health crises, volatile equity markets, and economic downturns, can increase the uncertainty already inherent in the Company’s estimates and assumptions. The Company adjusts its estimates and assumptions when facts and circumstances indicate the need for change. Those changes generally will be reflected in our consolidated financial statements on a prospective basis unless they are required to be treated retrospectively under the relevant accounting standard. It is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.
Segment Information
The Company earns revenues from its two U.S.-based business segments: its specialty finance and asset management business offering customized financing solutions to a broad range of life-sciences companies, and its business offering clinical development and manufacturing services to pharmaceutical partners.
Revenue Recognition
The Company’s Pharmaceutical Development segment enters into collaboration and licensing agreements with Aptar, under which it may exclusively license rights to research, develop, manufacture and commercialize its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; reimbursement of certain costs; customer option exercise fees; development, regulatory and commercial milestone payments; and royalties on net sales of licensed products.
Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred income in the Company’s condensed consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current deferred income. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred income, net of current portion.
Intangible Assets
As of June 30, 2025 and December 31, 2024, net book value of intangible assets of $0.2 million is included in assets held for sale. There was no amortization expense related to intangible assets during the three and six months ended June 30, 2025. Amortization expense related to intangible assets was $0.2 million and $0.5 million for the three and six months ended June 30, 2024.
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
The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$3,536	$3,680	$8,075	$4,148

Denominator:
Weighted-average shares outstanding	12,208	12,458	12,218	12,467
Effect of dilutive securities	—	12	—	17
Weighted-average diluted shares	12,208	12,470	12,218	12,484

Basic net income per share	$0.29	$0.30	$0.66	$0.33
Diluted net income per share	$0.29	$0.30	$0.66	$0.33
There were no outstanding options to purchase shares of common stock for the six months ended June 30, 2025. For the three and six months ended June 30, 2024, outstanding options to purchase shares of common stock in an aggregate of approximately 37,000 and 42,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive.

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
The carrying values of finance receivables were as follows (in thousands):

	June 30, 2025	December 31, 2024
Term loans	$234,118	$224,073
Royalty purchases	12,312	64,936
Total before allowance for credit losses	246,430	289,009
Allowance for credit losses	(8,826)	(11,249)
Total carrying value	$237,604	$277,760
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
The reserve for unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management's estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. As of June 30, 2025 and December 31, 2024, the Company had $0.3 million and $0.1 million, respectively, of liabilities for credit losses on off-balance sheet exposures related to unfunded commitments with these liabilities included in accounts payable and accrued liabilities on the condensed consolidated balance sheets. Please refer to Note 7 for further information on the Company's unfunded commitments.
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

The following table details the changes in the allowance for credit losses by Term Loans and Royalties (in thousands):

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Term Loans	Royalties	Total	Term Loans	Royalties	Total
Allowance at beginning of period	$7,158	$4,091	$11,249	$9,731	$4,170	$13,901
Provision (benefit) for credit losses	(179)	(745)	(924)	9,391	121	9,512
Write offs	—	(1,499)	(1,499)	(10,335)	—	(10,335)
Allowance at end of period	$6,979	$1,847	$8,826	$8,787	$4,291	$13,078
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
The following table presents nonaccrual and performing finance receivables by portfolio pool, net of allowance for credit losses (in thousands) as of:

	June 30, 2025			December 31, 2024
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$—	$234,118	$234,118	$1,000	$223,073	$224,073
Royalty purchases	12,312	—	12,312	13,830	51,106	64,936
Total before allowance for credit losses	$12,312	$234,118	$246,430	$14,830	$274,179	$289,009
Allowance for credit losses	(1,847)	(6,979)	(8,826)	(2,075)	(9,174)	(11,249)
Total carrying value	$10,465	$227,139	$237,604	$12,755	$265,005	$277,760
As of June 30, 2025, the Company had three finance receivables in nonaccrual status: (1) the Flowonix Medical, Inc. (“Flowonix”) royalty, with a carrying value of $7.1 million; (2) the Best ABT, Inc. (“Best”) royalty, with a carrying value of $2.3 million; and (3) the Ideal Implant, Inc. (“Ideal”) royalty, with a carrying value of $2.8 million. The Company collected $2.2 million and $0.7 million on its nonaccrual finance receivables for the six months ended June 30, 2025 and 2024, respectively.
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

Revaluation of Finance Receivables
On April 10, 2025, the Company completed the sale of the majority of its finance receivables segment royalty portfolio to Soleus Capital (“Soleus”) for approximately $34.0 million in cash ("the Transaction"), which approximated the fair value of those royalties. The amortized cost basis of the royalty portfolio was $37.7 million, inclusive of interest receivables of $2.3 million. As a result of the Transaction, the Company performed a lower-of-cost-or-market analysis in the aggregate resulting in a loss of $3.7 million which is included in the "Gain (loss) on revaluation of finance receivables" caption on the Company's unaudited condensed consolidated statements of income for the three and six months ended June 30, 2025. In conjunction with the closing, the Company's Board of Directors declared a special cash dividend of $4.00 per share, payable to all holders of record of the Company’s common stock as of April 24, 2025, with a payment date of May 8, 2025.
During the three months ended June 30, 2024, the Company revalued its royalty for Iluvien as a result of entering into an amendment during the quarter. Pursuant to the amendment, the forecast of cash flows to be received over the life of the financial royalty was revised resulting in a revaluation gain of $2.5 million and corresponding mark-up to the carrying value which is included in the "Gain (loss) on revaluation of finance receivable" caption on our unaudited condensed consolidated statements of income for the three and six months ended June 30, 2024.
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

The following table summarizes the gross carrying value of Finance Receivables by origination year, grouped by risk rating (in thousands):

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
Term Loans
5	$—	$29,389	$—	$19,602	$16,396	$—	$65,387
4	9,717	8,007	39,366	22,912	—	—	80,002
3	—	—	19,905	25,175	—	22,953	68,033
2	—	—	5,702	—	14,994	—	20,696
Subtotal - Term Loans	$9,717	$37,396	$64,973	$67,689	$31,390	$22,953	$234,118

Royalties
Red	—	—	—	—	2,832	9,480	12,312
Subtotal - Royalties	$—	$—	$—	$—	$2,832	$9,480	$12,312

Total Finance Receivables, gross	$9,717	$37,396	$64,973	$67,689	$34,222	$32,433	$246,430

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Term Loans
5	$—	$—	$—	$16,378	$—	$28,926	$45,304
4	7,929	36,406	55,353	—	—	—	99,688
3	—	24,920	—	11,930	—	26,482	63,332
2	—	—	—	14,749	—	—	14,749
1	—	—	—	—	—	1,000	1,000
Subtotal - Term Loans	$7,929	$61,326	$55,353	$43,057	$—	$56,408	$224,073

Royalties
Green	$8,005	$11,685	$11,231	$—	$15,865	$1,267	$48,053
Yellow	—	—	—	—	3,053	—	3,053
Red	—	—	—	3,050	8,433	2,347	13,830
Subtotal - Royalties	$8,005	$11,685	$11,231	$3,050	$27,351	$3,614	$64,936

Total Finance Receivables, gross	$15,934	$73,011	$66,584	$46,107	$27,351	$60,022	$289,009

Note 4. Assets and Liabilities Held For Sale
MOD3 Exclusive Option and Asset Purchase Agreement
With an effective date of January 1, 2024, the Company entered into an Option and Asset Purchase Agreement (the "Option Agreement") with Aptar on March 14, 2024, which granted Aptar an exclusive option to acquire certain of MOD3 assets related to its business of providing CDMO services to third parties, subject to certain exclusions. Aptar must exercise the Option by or before January 1, 2026. In exchange for the exclusive purchase option the partner is to provide consideration in the form of an "option fee" and "guaranteed revenue payments."
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
The guaranteed revenue payments include two components: A mid-single digit million guaranteed revenue payment in 2024 and a mid-single digit million guaranteed revenue payment in 2025. The revenue is to be derived by the partner under an existing collaboration agreement, and the partner is to pay the difference should the minimum amount not be met each year. Each year's guaranteed revenue amount is to be paid in two installments semi-annually each year. Should revenue exceed the 2024 or 2025 guaranteed revenue amounts after receiving a difference payment in the first half of the year, we must repay the partner the amount of such overpayment. There was $0.2 million guaranteed revenue recognized during the three and six months ended June 30, 2025 and $0.4 million guaranteed revenue recognized during the three and six months ended June 30, 2024.
As the Company expected Aptar to exercise the Option within 12 months from December 31, 2024, certain assets and liabilities of the MOD3 business were classified as held for sale as of December 31, 2024. The assets and liabilities held for sale as of June 30, 2025, represent the major operating assets and liabilities of the MOD3 business (i.e. the majority of the Pharmaceutical Development segment) and as such, when the Option is exercised, this segment of the business will no longer exist and only the specialty finance business will remain. The decision to enter into the Option and Asset Purchase Agreement was made to align with the overall strategy to focus on the specialty finance business.
The following table summarizes the assets and liabilities held for sale:

	June 30, 2025	December 31, 2024
Assets:
Inventory	$374	$354
Property & equipment, net	4,755	4,635
Intangible assets, net	209	209
Other non-current assets	1,150	1,200
Total assets held for sale, net	$6,488	$6,398

Liabilities:
Accounts payable & accrued liabilities	$263	$268
Other non-current liabilities	1,015	987
Total liabilities held for sale	$1,278	$1,255
During neither the six months ended June 30, 2025 nor the year ended December 31, 2024, there was not a strategic shift for the Company, and accordingly, the Pharmaceutical Development segment does not meet the criteria to be classified as a discontinued

operation. As a result, we will continue to report our operational results for the Pharmaceutical Development segment until the sale. The following table shows the net loss before taxes for MOD3 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss before taxes	$18	$(1,736)	$(518)	$(3,192)
On July 15, 2025, the Company, MOD3, and Aptar closed the asset purchase agreement (the "Purchase Agreement") for the sale and assignment of the Assets to Aptar (the "Asset Sale") for an aggregate purchase price of approximately $6.9 million which includes cash previously paid by Aptar in accordance with the Option Agreement.

Note 5. Marketable Investments
Investments in corporate debt and equity securities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Corporate debt securities	$6	$21
Equity securities	597	559
Total marketable investments	$603	$580

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2025	$6	$—	$—	$6
December 31, 2024	$21	$—	$—	$21
Equity Securities
On May 29, 2025, as part of an amendment to an existing term loan finance receivable agreement with Elutia, Inc ("Elutia") the Company received 50,000 shares of common shares with a fair value of $0.1 million, or $1.65 per share. Sale of the shares is restricted until maturity of the term loan finance receivable with Elutia.
On June 30, 2024, the Company exercised its right to purchase AOTI, Inc ("AOTI") common shares. Upon exercise, the Company received 402,634 shares of AOTI shares with a fair value of 0.7 million, or $1.68 per share.
The following table presents gains and losses on equity securities as prescribed by ASC 321, Investments - Equity Securities (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net gain (loss) on equity securities during the period	$37	$656	$(68)	$282
Net gain on warrants exercised or cancelled during the period	—	(444)	—	(444)
Net loss recognized on equity securities sold during the period	—	180	—	180
Unrealized gain (loss) on equity securities held at the end of the period	$37	$392	$(68)	$18

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
As of June 30, 2025 and December 31, 2024, there was $0.3 million and $6.2 million outstanding under the Credit Agreement, respectively. During the three and six months ended June 30, 2025, the Company recognized $0.2 million and $0.5 million, respectively, of interest expense in connection with the Credit Agreement. During the three and six months ended June 30, 2024, the Company recognized $0.2 million and $0.6 million, respectively, of interest expense in connection with the Credit Agreement.
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

The following table summarizes the outstanding balance of the Notes, net of debt issuance costs (in thousands):

	June 30, 2025	December 31, 2024
2027 Senior Notes	$32,969	$32,969
Debt issuance costs	(1,233)	(1,557)
Total unsecured senior notes, net	$31,736	$31,412
The Company’s future principal obligations for the Notes were as follows (in thousands):

June 30, 2025
Remainder of 2025	$—
2026	—
2027	32,969
Total unsecured senior notes principal	$32,969
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
During the three and six months ended June 30, 2025, the Company recognized $0.9 million and $1.8 million, respectively, of interest expense in connection with the Notes. During the three and six months ended June 30, 2024, the Company recognized $0.9 million and $1.8 million, respectively, of interest expense in connection with the Notes.
The Company evaluated the 2027 Senior Notes for derivatives pursuant to Accounting Standard Codification ("ASC") 815, "Derivatives and Hedging," and identified an embedded derivative that required bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative was a default provision, which could require additional interest payments. The Company reassesses the feature quarterly to determine if it requires separate accounting. There have been no changes to the Company’s assessment that the fair value of the embedded derivative is immaterial through June 30, 2025.

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
The components of lease cost were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$110	$134	$218	$259
Variable lease cost	16	17	26	32
Total lease cost	$126	$151	$244	$291
Future minimum rent on the Company's operating leases was as follows as of June 30, 2025 (in thousands):

Remainder of 2025	$90
2026	183
2027	188
2028	128
Total future lease payments	$589
As of June 30, 2025, total future lease payments exclude $1.2 million of lease payments related to held for sale leases, of which $0.1 million are due in the remainder of 2025.
Contingent Consideration
During fiscal year 2019 the Company recorded contingent consideration related to the 2019 acquisition of MOD3 and sharing of certain milestone and royalties due to MOD3 pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. During the three months ended June 30, 2024, it was determined the milestones and royalties pursuant to the License Agreement would not be realized as a result of non-viability of the product covered by the License Agreement. Accordingly, the Company concluded that the liability for contingent consideration, previously held at its estimated fair value of $4.9 million, should be $0. The write-off of this contingent consideration liability resulted in a gain of $4.9 million during the three and six months ended June 30, 2024, and is included in the "Change in fair value of acquisition-related contingent consideration" caption of our unaudited condensed consolidated statements of income.
Unfunded Commitments
Per the terms of the royalty purchase or credit agreements, unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time, and in the case of loan transactions, are subject to being advanced as long as an event of default does not exist. As of June 30, 2025, the Company had $7.5 million of unfunded commitments.
Litigation
The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. As of June 30, 2025, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.

Indemnification
As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of June 30, 2025 and December 31, 2024.

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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels for recurring fair value measurements during the three and six months ended June 30, 2025 and 2024.
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
Cash and cash equivalents
The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents approximate those assets’ fair values.
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

The Company used a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. During April 2025, the Company sold the related royalty finance receivable as part of the Transaction (See Note 3). As a result, the Company terminated its foreign currency forward contract and received a cash payment of $1.6 million. The foreign currency forward contract was not designated as a hedging instrument, and changes in fair value were recognized in earnings. The foreign currency forward contract was recorded in other non-current assets in the condensed consolidated balance sheet as of December 31, 2024 and totaled $2.5 million. Prior to the termination of the foreign currency forward contract the Company recognized losses of $0.5 million and $0.9 million for the three and six months ended June 30, 2025, respectively, due to changes in fair value related to its foreign currency forward contract. During the three and six months ended June 30, 2024, the Company recognized gains of $0.8 million and $1.7 million, respectively, due to changes in fair value related to its foreign currency forward contract.
The following table presents financial assets measured at fair value on a recurring basis as of June 30, 2025 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$4,612	$—	$—	$4,612
Marketable investments	603	597	—	6
The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$4,366	$—	$—	$4,366
Marketable investments	580	559	—	21
Foreign currency forward contract	2,475	—	—	2,475
The changes in fair value of the warrant assets during were as follows (in thousands):

Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
Fair value - December 31, 2024	$4,366	Fair value - December 31, 2023	$1,759
Issued	253	Issued	—
Exercised	—	Exercised	(984)
Change in fair value	(77)	Change in fair value	130
Gain on foreign currency transactions	70	Loss on foreign currency transactions	(70)
Fair value - June 30, 2025	$4,612	Fair value - June 30, 2024	$835

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

	June 30, 2025	December 31, 2024
Dividend rate range	—	—
Risk-free rate range	3.7% to 4.0%	4.2% to 4.5%
Expected life (years) range	1.4 to 6.6	1.9 to 6.9
Expected volatility range	62.9% to 170.8%	56.0% to 177.7%
The warrant assets are valued using a market approach and include significant unobservable inputs such as risk-free rate, expected life, and expected volatility. As of June 30, 2025 the risk-free rate range weighted average was 4.0%, and had a median of 3.8%. As of December 31, 2024, the risk-free rate range weighted average was 4.4%, and had a median of 4.4%. As of June 30, 2025 the expected life range weighted average was 5.5 years, and had a median of 4.1 years. As of December 31, 2024 the expected life range weighted average was 5.8 years, and had a median of 4.3 years. As of June 30, 2025 the expected volatility range weighted average was 70%, and had a median of 87.0%. As of December 31, 2024 the expected volatility range weighted average was 65.6%, and had a median of 104.3%.
As of June 30, 2025 and December 31, 2024, the Company had three royalties, Best, Ideal, and Flowonix that were deemed to be impaired based on reductions in carrying value. During the three and six months ended June 30, 2025, the Company recognized impairment based on a reduction in carrying value of two royalties, Flowonix and Ideal. As of December 31, 2024, the Company had one loan, BIOLASE, that was deemed to be impaired based on reduction in carrying value in prior periods. The following table presents the royalties and the loan measured at amortized cost using the effective interest method, which approximates fair value, on a nonrecurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025	$12,312	$—	$—	$12,312
December 31, 2024	$14,830	$—	$—	$14,830

There were no liabilities measured at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024.
The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.
The following table presents the fair value of financial assets as of June 30, 2025 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$237,604	$237,604	$—	$—	$237,604
Marketable investments	603	603	597	—	6
Warrant assets	4,612	4,612	—	—	4,612

The following table presents the fair value of financial assets and liabilities as of December 31, 2024 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$277,760	$277,760	$—	$—	$277,760
Marketable investments	580	580	559	—	21
Warrant assets	4,366	4,366	—	—	4,366
Foreign currency forward contract	2,475	2,475	—	—	2,475

Note 9. Revenue Recognition
The Company's Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company's Finance Receivables segment does not have any revenues received from contracts with customers.
The following table provides the contract revenue recognized by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pharmaceutical Development Segment
License Agreement	$—	$49	$—	$49
Pharmaceutical Development	1,190	755	2,153	1,034
Total contract revenue	$1,190	$804	$2,153	$1,083
The Company's contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.
The Company’s contract liabilities are presented as deferred income and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	June 30, 2025	December 31, 2024
Pharmaceutical Development Segment
Beginning balance	$1,500	$9
Income recognized	—	(9)
Additions to deferred income	1,800	1,500
Ending balance	$3,300	$1,500
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

The following tables present financial information for the Company's reportable segments for the periods indicated (in thousands):

	Three Months Ended June 30, 2025
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$8,543	$1,190	$—	$9,733
Other revenue	250	69	—	319
Provision for credit losses	761	—	—	761
Interest expense	240	4	911	1,155
Pharmaceutical manufacturing, research and development expense	—	645	—	645
Depreciation and amortization expense	—	—	19	19
General and administrative expense	72	592	2,179	2,843
Other expense, net	(67)	—	—	(67)
Income tax expense	—	—	1,026	1,026
Net income (loss)	7,653	18	(4,135)	3,536

	Three Months Ended June 30, 2024
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$9,986	$804	$—	$10,790
Other revenue	57	—	—	57
Provision for credit losses	4,095	—	—	4,095
Loss on impairment of intangible assets	—	5,771	—	5,771
Interest expense	225	2	892	1,119
Pharmaceutical manufacturing, research and development expense	—	520	—	520
Change in fair value of acquisition-related contingent consideration	—	(4,900)	—	(4,900)
Depreciation and amortization expense	—	400	21	421
General and administrative expense	91	747	2,082	2,920
Other income (expense), net	3,851	—	(37)	3,814
Income tax expense	—	—	1,035	1,035
Net income (loss)	9,483	(1,736)	(4,067)	3,680

	Six Months Ended June 30, 2025
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$19,255	$2,153	$—	$21,408
Other revenue	360	116	—	476
Benefit from credit losses	(704)	—	—	(704)
Interest expense	472	6	1,807	2,285
Pharmaceutical manufacturing, research and development	—	1,403	—	1,403
Depreciation and amortization expense	—	—	38	38
General and administrative expense	127	1,296	4,697	6,120
Other expense, net	(2,281)	(82)	—	(2,363)
Income tax expense	—	—	2,304	2,304
Net income (loss)	17,439	(518)	(8,846)	8,075

	Six Months Ended June 30, 2024
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$21,021	$1,083	$—	$22,104
Other revenue	103	—	—	103
Provision for credit losses	9,392	—	—	9,392
Loss on impairment of intangible assets	—	5,771	—	5,771
Interest expense	590	5	1,780	2,375
Pharmaceutical manufacturing, research and development expense	—	1,050	—	1,050
Depreciation and amortization expense	—	892	43	935
Change in fair value of acquisition-related contingent consideration	—	(4,900)	—	(4,900)
General and administrative expense	169	1,457	3,978	5,604
Other income (expense), net	3,843	—	(411)	3,432
Income tax expense	—	—	1,264	1,264
Net income (loss)	14,816	(3,192)	(7,476)	4,148
Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-MOD3 corporate employees, which have been included for purposes of reconciling to the consolidated amounts.
The following table presents total assets for the Company's reportable segments for the periods indicated (in thousands):

	June 30, 2025	December 31, 2024
Total Assets
Finance receivables	$253,459	$299,248
Pharmaceutical development and other	8,976	7,786
Holdings Company and other	23,262	25,201
Total	$285,697	$332,235

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

Finance Receivables Portfolio Overview
The table below provides an overview of our outstanding finance receivables transactions as of and for the three and six months ended June 30, 2025 (in thousands, except rate, share and per share data):

				Revenue Recognized
Royalty Purchases	Licensed Technology	Funded Amount	GAAP Balance	Q2 2025	Year-to-Date
Besivance® (1)	Ophthalmic antibiotic	$6,000	$—	$—	$2
Forfivo XL® (6)	Depressive disorder treatment	6,000	—	—	506
Coflex®/Kybella® (6)	Spinal stenosis/submental fullness	4,350	—	—	48
Cambia® (6)	NSAID migraine treatment	8,500	—	—	98
Duo Royalty (6)	Japanese Women's health/cystic fibrosis	15,353	—	—	591
Immune Globulin (6)	Immune Globulin Therapeutics	14,100	—	—	443
Relief (6)	Rare Disease Portfolio	7,701	—	—	336
Best ABT, Inc.(2), (3)	Oncology diagnosis	5,784	2,347	—	—
Flowonix Medical, Inc.(2), (3), (4)	Drug delivery device	12,455	7,133	—	—
Ideal Implant, Inc.(2), (3)	Aesthetics	4,025	2,832	—	—
Iluvien® (7)	Diabetic macular edema	16,501	—	—	519

						Revenue Recognized
Term Loans	Type	Maturity Date	Principal	GAAP Balance	Rate	Q2 2025	Year-to-Date
4Web, Inc.	First lien	07/14/25	$19,886	$22,953	12.8%	$913	$1,857
AOTI, Inc.	First lien	02/15/29	19,478	19,602	13.0%	411	753
Elutia, Inc.	First lien	08/10/27	21,509	25,175	11.0%	935	1,826
Biotricity, Inc.	First lien	02/15/27	14,446	14,994	11.5%	669	1,344
CDMO Manufacturer	First lien	09/13/27	5,000	5,442	13.3%	199	394
eTon Pharmaceuticals, Inc.	First lien	12/17/27	30,000	29,389	11.8%	1,133	2,235
Journey Medical Corporation	First lien	12/27/27	25,000	25,178	12.8%	916	1,817
MedMinder Systems, Inc.	First lien	08/18/28	22,500	22,912	12.3%	818	1,592
MolecuLight, Inc.(7)	First lien	12/29/27	—	—	12.8%	—	27
Nicoya Lifesciences, Inc.	First lien	11/30/26	8,500	8,746	12.8%	316	564
NeoLight, LLC	First lien	05/15/27	5,362	5,702	13.5%	214	457
Shield Therapeutics, Plc	First lien	09/28/28	20,000	19,905	14.3%	848	1,668
SKNV	First lien	11/15/28	15,997	16,396	14.0%	498	992
Triple Ring	First lien	12/06/28	8,000	8,007	12.0%	282	560
ImpediMed	First lien	02/05/30	10,000	9,717	13.8%	391	626

				Gain (Loss) Recognized
Marketable Investments	Number of Shares	Funded Amount	GAAP Balance	Q2 2025	Year-to-Date
Secured Royalty Financing (Marketable Investment) (2), (3)	N/A	$3,000	$6	$—	$—
AOTI Common Stock (5)	402,634	N/A	498	37	(68)
Elutia, Inc (8)	50,000	N/A	$99	$17	$17

Privately Held Shares	Number of Shares
Epica International, Inc	25,000
Sincerus Pharmaceuticals, Inc	26,575
MolecuLight, Inc	250,000

					Change in Fair Value
Warrants to Purchase Stock	Number of Shares	Exercise Price per Share		GAAP Balance	Q2 2025	Year-to-Date
4Web, Inc.	TBD		$—	$—	$—	$—
ImpediMed	12,491,870		$0.05	157	(26)	(160)
Aziyo Biologics, Inc. Tranche 1	157,895		$6.65	129	(67)	(224)
Aziyo Biologics, Inc. Tranche 2	30,075		$6.65	25	(13)	(43)
Biotricity, Inc. Tranche 1	9,589		$6.26	—	—	—
Biotricity, Inc. Tranche 2	600,000		$0.50	216	20	53
CDMO Manufacturer	211,442		$1.42	—	—	—
DxTerity Diagnostics, Inc.	2,019,231		$—	—	—	—
Epica International, Inc.	TBD		$—	—	—	—
Eton Pharmaceuticals, Inc. Tranche 1	51,239		$5.86	461	59	38
Eton Pharmaceuticals, Inc. Tranche 2	18,141		$6.62	162	20	13
Eton Pharmaceuticals, Inc. Tranche 3	289,736		$5.32	3,289	367	281
Nicoya Lifesciences, Inc	276,630	C$	1.81	—	—	—
Nicoya Lifesciences, Inc	117,305	C$	6.26	—	—	—
Shield Warrant	8,910,540		$0.14	173	(13)	(35)
MedMinder, System, Inc. Tranche 1	57,859		$10.37	—		—
MedMinder Systems, Inc. Tranche 2	7,233		$10.37	—	—	—
Neolight, LLC	105,048		$7.62	—		—
MolecuLight, Inc.	394,322	C$	0.84	—	—	—

		Revenue Recognized
	Assets	Q2 2025	Year-to-Date
Total finance receivables, gross	$246,430	$8,543	$19,255
Total marketable investments	603	—	—
Total fair value of warrant assets	4,612	—	—
Total	$251,645	$8,543	$19,255

(1)	US royalty was paid off continues to receive insignificant royalties on international sales.
(2)	Investment considered partially impaired.
(3)	Investment on non-accrual.
(4)	Flowonix Medical assets were sold to a medical device company in a prior period. In exchange for releasing its lien, SWK received cash at close and is expected to receive royalties on sales of two products.
(5)	AOTI warrants exercised and converted to shares.
(6)	Royalties sold as of June 30, 2025
(7)	Investment was paid off during the six months ended June 30, 2025
(8)	Elutia common stock received as part of amendment to term loan.
Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the six months ended June 30, 2025, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements
Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the three months ended June 30, 2025 and 2024 (in millions)

	Three Months Ended June 30,
	2025	2024	Change $
Revenues	$10.1	$10.8	$(0.7)
Provision for credit losses	0.8	4.1	(3.3)
Loss on impairment of intangible assets	—	5.8	(5.8)
Interest expense	1.2	1.1	0.1
Pharmaceutical manufacturing, research and development expense	0.6	0.5	0.1
Change in fair value of acquisition-related contingent consideration	—	(4.9)	4.9
Depreciation and amortization expense	—	0.4	(0.4)
General and administrative expense	2.8	2.9	(0.1)
Other income (expense), net	(0.1)	3.8	(3.9)
Income tax expense	1.0	1.0	—
Net income	3.5	3.7	(0.2)

Revenues
Revenues decreased to $10.1 million for the three months ended June 30, 2025 from $10.8 million for the three months ended June 30, 2024. The $0.7 million decrease in revenue for the three months ended June 30, 2025 was primarily due to a $1.2 million decrease in Finance Receivables segment revenue and a $0.5 million increase in Pharmaceutical Development segment revenue. The finance receivables segment revenue decreased primarily due to the sale of the majority of the Company's royalty portfolio. The increase in pharmaceutical development revenues was due to the collaboration agreement with Aptar.
Provision for Credit Losses
Our provision for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. We recognized a net provision for credit losses of $0.8 million and $4.1 million during the three months ended June 30, 2025 and 2024, respectively. The decrease is primarily due to impairments totaling $4.3 million during the same period in the prior year.
Interest Expense
Interest expense consists mostly of interest accrued on our revolving line of credit, 9.00% Senior Notes due 2027, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense remained consistent for the three months ended June 30, 2025 as compared to the same period in the previous period.
Pharmaceutical Manufacturing, Research and Development Expense
Pharmaceutical manufacturing, research and development expense remained consistent for the three months ended June 30, 2025 as compared to the same period in the previous year resulting in an immaterial change in total expense.

Depreciation and Amortization Expense
    The $0.4 million decrease in depreciation and amortization expense for the three months ended June 30, 2025 primarily related to no longer amortizing intangible assets related to the Cara license as the intangible assets were fully impaired. In addition, MOD3 was classified as held for sale for the current period resulting in no depreciation on fixed assets included in held for sale.
General and Administrative Expense
General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses remained consistent for the three months ended June 30, 2025 as compared to 2024.
Other Income (Expense), Net
Other income (expense), net decreased to an expense of $0.1 million for the three months ended June 30, 2025 from other income of $3.8 million for the three months ended June 30, 2024. The $3.9 million decrease primarily relates to the gain on revaluation of finance receivables and gain on exercise of warrants in the same period the prior year.
Income Tax Expense
Income tax expense remained consistent for the three months ended June 30, 2025 as compared to the same period in the previous year resulting in an immaterial change in total expense.

Comparison of the six months ended June 30, 2025 and 2024 (in millions)

	Six Months Ended June 30,
	2025	2024	Change $
Revenues	$21.9	$22.2	$(0.3)
Provision (benefit) for credit losses	(0.7)	9.4	(10.1)
Loss on impairment of intangible assets	—	5.8	(5.8)
Interest expense	2.3	2.4	(0.1)
Pharmaceutical manufacturing, research and development expense	1.4	1.1	0.3
Change in fair value of acquisition-related contingent consideration	—	(4.9)	4.9
Depreciation and amortization expense	—	0.9	(0.9)
General and administrative expense	6.1	5.6	0.5
Other income (expense), net	(2.4)	3.4	(5.8)
Income tax expense	2.3	1.3	1.0
Net income	8.1	4.1	4.0
Revenues
Revenues decreased to $21.9 million for the six months ended June 30, 2025 from $22.2 million for the six months ended June 30, 2024. The $0.3 million decrease in revenue for the six months ended June 30, 2025 consisted of a $1.5 million decrease in Finance Receivables segment revenue offset by a $1.2 million increase in Pharmaceutical Development segment revenue. The $1.5 million decrease in Finance Receivables segment revenue was primarily due to a decrease in interest, fees and royalties earned on finance receivables that were paid off or sold during the period. The increase in the Pharmaceutical Development segment was primarily due to the Aptar collaboration agreement.
Provision (Benefit) for Credit Losses
Our provision for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. We recognized a net benefit for credit losses of $0.7 million during the six months ended June 30, 2025 and a $9.4 million provision during the six months ended June 30, 2024. The decrease was primarily due to impairments included within the provision for credit losses during the six months ended June 30, 2024. See Note 3 to the unaudited condensed consolidated financial statements for further information on the allowance for credit losses.
Interest Expense
Interest expense consists of interest accrued on our revolving line of credit, 9.00% Senior Notes due 2027, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense remained consistent for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Pharmaceutical Manufacturing, Research and Development Expense
Pharmaceutical manufacturing, research and development expense increased from $1.1 million for the six months ended June 30, 2024 to $1.4 million for the six months ended June 30, 2025. The $0.3 million increase was primarily due to increased compensation costs due to additional headcount during the period.
Depreciation and Amortization Expense
    The $0.9 million decrease in depreciation and amortization expense for the six months ended June 30, 2025 primarily consists of a decrease in amortization expense related to no longer amortizing intangible assets related to the Cara license as the intangible assets were fully impaired during the three months ended June 30, 2024. In addition, MOD3 was classified as held for sale for the current period resulting in no depreciation on fixed assets included in held for sale.
General and Administrative Expense
General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses increased to $6.1 million for the six months ended June 30, 2025 from $5.6 million for the six months ended June 30, 2024 primarily due to an increase in compensation costs during the period.

Other Income (Expense), Net
Other income (expense), net decreased to an expense of $2.4 million for the six months ended June 30, 2025 from an income of $3.4 million for the six months ended June 30, 2024. The $5.8 million decrease is primarily due to net losses on finance receivables in the current period compared to net gains on finance receivables during the same period in the prior year.
Income Tax Expense
During the six months ended June 30, 2025 and 2024 we recognized $2.3 million and $1.3 million of income tax expense, respectively. Income tax expense increased period over period due to the release of valuation allowance on deferred tax assets of $1.0 million during the six months ended June 30, 2024 and a decrease in the Company's provision for credit losses compared to the same period in the prior year.

Liquidity and Capital Resources
As of June 30, 2025, we had $8.0 million in cash and cash equivalents, compared to $5.9 million as of December 31, 2024. The primary driver of the $2.1 million increase in our cash balance was primarily related to interest, fees, principal and royalty payments received on finance receivables, and proceeds from the sale of finance receivables. The increase in cash and cash equivalents was partially offset by the payment of dividends, investment funding, net of deferred fees and origination expenses, net payments of our credit facility, payments for payroll and benefits expense, payments on accounts payable, and share repurchases.
We entered into a $45.0 million revolving credit facility in June 2023 with First Horizon Bank. The Credit Agreement provides for one or more incremental increases not to exceed $80.0 million, subject to the consent of the Agent and each Lender, at any time prior to the Commitment Termination Date. On October 10, 2023, the Company entered into a First Amendment to Credit Agreement pursuant to which Woodforest National Bank was added as a lender under the Credit Agreement for an aggregate commitment of $15.0 million, thereby increasing the aggregate commitments under the Credit Agreement from $45.0 million to $60.0 million. As of June 30, 2025, there was $0.3 million outstanding amount under the new Credit Agreement. The $60.0 million Credit Agreement contains a $5.0 million liquidity covenant, bringing the total amount available for borrowing to $54.7 million.

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

As of June 30, 2025, our finance receivables portfolio contains $237.6 million of net finance receivables and $0.6 million of marketable investments. We expect these assets to generate positive cash flows during the remainder of 2025. We continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates. Changes in interest rates, including the levels of the underlying reference rates may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

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

As of June 30, 2025, we had $7.5 million in unfunded commitments. Please refer to Item 1., Financial Statements, Note 7 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Company’s commitments and contingencies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the six months ended June 30, 2025, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at June 30, 2025 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting
There have been no changes during the three months ended June 30, 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On May 31, 2022, the Board authorized a share repurchase program under which the Company was authorized to repurchase up to $10.0 million of the Company’s outstanding shares of common stock. The previous repurchase periods under this program were July 1, 2022 through May 15, 2023, May 16, 2023 through May 15, 2024, and May 16, 2024 through May 16, 2025. (the "Prior Repurchase Programs").
On May 19, 2025, the Company announced that the Board had authorized the Company to repurchase up to $10.0 million of the Company’s outstanding shares of common stock from time-to-time until May 19, 2026, through a trading plan established in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act (the “Current Repurchase Program”). The actual timing, number and value of shares repurchased under the Current Repurchase Program will depend on several factors, including the constraints specified in the Rule 10b5-1 trading plan, price, and general market conditions. There is no guarantee as to the exact number of shares that will be repurchased under the Current Repurchase Program. Our Board may also suspend or discontinue the Current Repurchase Program at any time, in its sole discretion. The purchase period for the Current Repurchase Program is May 19, 2025 through May 19, 2026.
The table below summarizes information about our purchases of common stock during the three months ended June 30, 2025 (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
April 1, 2025 - April 30, 2025	10,026	$16.78	10,026	$4,344
May 1, 2025 - May 31, 2025	23,125	14.13	23,125	$9,690
June 1, 2025 - June 30, 2025	25,803	14.52	25,803	$9,316
	58,954	$14.75	58,954

As of June 30, 2025, the Company has repurchased an aggregate of 904,702 shares under the Prior Repurchase Programs and Current Repurchase Program at a total cost of $15.2 million, or $16.82 per share. As of June 30, 2025, the maximum dollar value of shares that may yet be purchased under the Current Repurchase Program was approximately $9.3 million shares of common stock.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2025.

SWK Holdings Corporation

By:	/s/ Joe D. Staggs
Joe D. Staggs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Adam Rice
Adam Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)