Form 10-Q
period 2025-09-30
SWK Holdings Corp
filed 2025-11-06
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes     ☒   No
As of October 31, 2025, there were 12,095,906 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

SWK Holdings Corporation
Form 10-Q
Quarter Ended September 30, 2025

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

PART I. FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share data)

	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$10,206	$5,927
Interest, accounts receivable and other receivables, net	5,581	5,788
Assets held for sale, net (Note 4)	—	6,398
Other current assets	543	2,141
Total current assets	16,330	20,254

Finance receivables, net of allowance for credit losses of $7,740 and $11,249 as of September 30, 2025 and December 31, 2024, respectively	245,396	277,760
Collateral on foreign currency forward contract	—	2,750
Marketable investments	275	580
Deferred tax assets, net	19,330	23,484
Warrant assets	7,599	4,366
Other non-current assets	432	3,041
Total assets	$289,362	$332,235

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued liabilities	$2,874	$2,810
Liabilities held for sale (Note 4)	—	1,255
Deferred income	—	1,500
Total current liabilities	2,874	5,565

Unsecured senior notes, net	31,921	31,412
Revolving credit facility	—	6,233
Other non-current liabilities	361	335
Total liabilities	35,156	43,545

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock $0.001 par value; 250,000,000 shares authorized; 12,095,979 and 12,213,599 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	12	12
Additional paid-in capital	4,417,730	4,419,991
Accumulated deficit	(4,163,536)	(4,131,313)
Total stockholders' equity	254,206	288,690
Total liabilities and stockholders' equity	$289,362	$332,235
 See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Finance receivable interest income, including fees	$10,822	$9,498	$30,077	$30,519
Pharmaceutical development	—	628	2,153	1,711
Other	60	292	536	395
Total revenues	10,882	10,418	32,766	32,625
Costs and expenses:
Provision (benefit) for credit losses	(931)	1,385	(1,635)	10,777
Loss on impairment of intangibles assets	209	—	209	5,771
Loss on disposal of inventory	314	—	314	—
Interest expense	1,179	1,139	3,464	3,514
Pharmaceutical manufacturing, research and development expense	147	585	1,550	1,635
Change in fair value of acquisition-related contingent consideration	—	—	—	(4,900)
Depreciation and amortization expense	2	234	40	1,169
General and administrative expense	3,286	2,993	9,406	8,597
Income from operations	6,676	4,082	19,418	6,062
Other income (expense), net
Unrealized net gains on warrants	2,640	47	2,563	178
Net gain on exercise and cancellation of warrants	—	—	—	444
Loss on sale of assets	—	—	(82)	—
Gain on sale of business	1,601	—	1,601	—
Net loss on marketable investments	(246)	(6)	(314)	(168)
Realized gain on early payment of finance receivable	—	—	1,729	—
Gain (loss) on revaluation of finance receivables	—	—	(3,727)	2,495
Realized and unrealized foreign currency transaction gains (losses)	25	251	(113)	775
Income before income tax expense	10,696	4,374	21,075	9,786
Income tax expense	1,916	906	4,220	2,170
Net income	$8,780	$3,468	$16,855	$7,616

Net income per share
Basic	$0.72	$0.28	$1.38	$0.61
Diluted	$0.72	$0.28	$1.38	$0.61
Weighted average shares outstanding
Basic	12,117	12,318	12,184	12,417
Diluted	12,117	12,408	12,184	12,492

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2024	12,213,599	$12	$4,419,991	$(4,131,313)	$288,690
Stock-based compensation	—	—	307	—	307
Issuance of restricted common stock	61,260	—	—	—	—
Repurchases of common stock in open market	(52,337)	—	(867)	—	(867)
Net income	—	—	—	4,539	4,539
Balances at March 31, 2025	12,222,522	12	4,419,431	(4,126,774)	292,669
Stock-based compensation	—	—	301	—	301
Issuance of restricted common stock	11,574	—	—	—	—
Repurchases of common stock in open market	(58,954)	—	(870)	—	(870)
Cash dividends ($4.00 per share)	—	—	—	(49,078)	(49,078)
Net settlement for employee taxes on stock options	—	—	(89)	—	(89)
Stock options exercised, net	8,764	—	—	—	—
Net income	—	—	—	3,536	3,536
Balances at June 30, 2025	12,183,906	12	4,418,773	(4,172,316)	246,469
Stock-based compensation	—	—	286	—	286
Repurchases of common stock in open market	(87,927)	—	(1,329)	—	(1,329)
Net income	—	—	—	8,780	8,780
Balances at September 30, 2025	12,095,979	$12	$4,417,730	$(4,163,536)	$254,206

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2023	12,497,770	$12	$4,425,104	$(4,144,801)	$280,315
Stock-based compensation	—	—	111	—	111
Issuance of restricted common stock	48,918	—	—	—	—
Forfeiture of unvested restricted stock	(6,446)	—	—	—	—
Repurchases of common stock in open market	(58,298)	—	(999)	—	(999)
Net income	—	—	—	468	468
Balances at March 31, 2024	12,481,944	12	4,424,216	(4,144,333)	279,895
Stock-based compensation	—	—	249	—	249
Issuance of restricted common stock	17,323	—	—	—	—
Net settlement for employee taxes on stock options	—	—	(43)	—	(43)
Stock options exercised, net	2,595	—	—	—	—
Repurchases of common stock in open market	(54,667)	—	(950)	—	(950)
Net income	—	—	—	3,680	3,680
Balances at June 30, 2024	12,447,195	12	4,423,472	(4,140,653)	282,831
Stock-based compensation	—	—	348	—	348
Issuance of common stock	7,123	—	—	—	—
Repurchases of common stock in open market	(190,336)	—	(3,216)	—	(3,216)
Net income	—	—	—	3,468	3,468
Balances at September 30, 2024	12,263,982	$12	$4,420,604	$(4,137,185)	$283,431

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$16,855	$7,616
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	(1,635)	10,777
Loss on sale of assets	82	—
Loss on impairment of intangible assets	209	5,771
Right-of-use amortization and cease use costs	143	339
Amortization of debt issuance costs	850	775
Deferred income taxes, net	4,156	2,100
Unrealized net gain on warrants	(2,563)	(178)
Loss on disposal of inventory	314	—
Net gain from exercise and cancellation of warrants	—	(444)
Gain on sale of business	(1,476)	—
Change in fair value of acquisition-related contingent consideration	—	(4,900)
Loss (gain) on revaluation of finance receivables	3,727	(2,495)
Foreign currency transaction gains	(639)	(678)
Loss on marketable investments	314	168
Loan discount amortization and fee accretion	(5,961)	(2,461)
Interest paid-in-kind	(1,582)	(1,359)
Stock-based compensation	894	708
Depreciation and amortization expense	40	1,169
Changes in operating assets and liabilities:
Interest, accounts receivable and other receivables	207	(1,691)
Foreign currency forward contract	915	219
Collateral returned for foreign currency forward contract	2,750	—
Other assets	1,274	30
Accounts payable, accrued expenses, and other non-current liabilities	(387)	(1,406)
Deferred income	(1,500)	2,100
Net cash provided by operating activities	16,987	16,160

SWK HOLDINGS CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from investing activities:
Proceeds from sale of property and equipment	110	—
Settlement of foreign currency forward contract	1,560	—
Proceeds from sale of assets and liabilities held for sale	6,790	—
Sale of marketable investments	—	574
Investment in finance receivables	(28,500)	(17,736)
Proceeds from sale of finance receivables	31,678	—
Repayment of finance receivables	34,651	30,582
Corporate debt securities principal payments	23	20
Purchases of property and equipment	(512)	(50)
Net cash provided by investing activities	45,800	13,390

Cash flows from financing activities:
Net settlement for employee taxes on stock options	(89)	(43)
Net payments on credit facility	(6,233)	(12,350)
Cash dividends	(49,078)	—
Payments of financing costs	(41)	(50)
Repurchases of common stock, including fees and expenses	(3,067)	(5,165)
Net cash used in financing activities	(58,508)	(17,608)

Net increase in cash and cash equivalents	4,279	11,942
Cash and cash equivalents at beginning of period	5,927	5,236
Cash and cash equivalents at end of period	$10,206	$17,178

Supplemental non-cash investing and financing activities:
Fair value of warrants received with finance receivables	$—	$1,073
Cash paid for interest	$2,259	$2,403
Derecognition of right-of-use assets and operating lease liabilities upon termination of lease	$—	$82

See accompanying notes to the unaudited condensed consolidated financial statements.

SWK HOLDINGS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies
Nature of Operations
SWK Holdings Corporation (the “Company,” “we,” or “us”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, we commenced a strategy of building a specialty finance and asset management business. In August 2019, we commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. Our operations were comprise of two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” As a result of the sale of substantially all assets of the Pharmaceutical Development segment, the Finance Receivables segment will be the only remaining operating segment as of September 30, 2025. We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (collectively, “life sciences”). We allocate capital within our finance receivables portfolio in order to generate income through the sales of life science products by third parties and related earned income sources. The Company is headquartered in Dallas, Texas, and as of September 30, 2025, the Company had 9 full-time employees.
The Company has net operating loss carryforwards (“NOLs”) and believes that the ability to utilize these NOLs is an important and substantial asset.
As of October 31, 2025, the Company and its partners have executed transactions with 58 different parties under its specialty finance strategy, funding an aggregate of $871.6 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.
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
Intangible Assets
As of December 31, 2024, net book value of intangible assets of $0.2 million is included in assets held for sale. There was no amortization expense related to intangible assets during the three and nine months ended September 30, 2025. Amortization expense was $0.5 million for the nine months ended September 30, 2024. Amortization expense for the three months ended September 30, 2024 was immaterial.
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
The following table shows the computation of basic and diluted net income per share for the following periods (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$8,780	$3,468	$16,855	$7,616

Denominator:
Weighted-average shares outstanding	12,117	12,318	12,184	12,417
Effect of dilutive securities	—	90	—	75
Weighted-average diluted shares	12,117	12,408	12,184	12,492

Basic net income per share	$0.72	$0.28	$1.38	$0.61
Diluted net income per share	$0.72	$0.28	$1.38	$0.61
There were no outstanding options to purchase shares of common stock for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, outstanding options to purchase shares of common stock in an aggregate of approximately 160,000 and 161,000, respectively, have been excluded from the calculation of diluted net income per share, as such securities were anti-dilutive.

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
The carrying values of finance receivables were as follows (in thousands):

	September 30, 2025	December 31, 2024
Term loans	$241,634	$224,073
Royalty purchases	11,502	64,936
Total before allowance for credit losses	253,136	289,009
Allowance for credit losses	(7,740)	(11,249)
Total carrying value	$245,396	$277,760
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
The reserve for unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management's estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. As of September 30, 2025 and December 31, 2024, the Company had $0.1 million of liabilities for credit losses on off-balance sheet exposures related to unfunded commitments with these liabilities included in accounts payable and accrued liabilities on the condensed consolidated balance sheets. Please refer to Note 7 for further information on the Company's unfunded commitments.
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

The following table details the changes in the allowance for credit losses by Term Loans and Royalties (in thousands):

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Term Loans	Royalties	Total	Term Loans	Royalties	Total
Allowance at beginning of period	$7,158	$4,091	$11,249	$9,731	$4,170	$13,901
Unfunded Commitments	(125)	—	(125)	—	—	—
Provision (benefit) for credit losses	(1,018)	(567)	(1,585)	10,202	575	10,777
Write offs	—	(1,799)	(1,799)	(10,335)	—	(10,335)
Allowance at end of period	$6,015	$1,725	$7,740	$9,598	$4,745	$14,343
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
The following table presents nonaccrual and performing finance receivables by portfolio pool, net of allowance for credit losses (in thousands) as of:

	September 30, 2025			December 31, 2024
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$—	$241,634	$241,634	$1,000	$223,073	$224,073
Royalty purchases	11,502	—	11,502	13,830	51,106	64,936
Total before allowance for credit losses	$11,502	$241,634	$253,136	$14,830	$274,179	$289,009
Allowance for credit losses	(1,725)	(6,015)	(7,740)	(2,075)	(9,174)	(11,249)
Total carrying value	$9,777	$235,619	$245,396	$12,755	$265,005	$277,760
As of September 30, 2025, the Company had three finance receivables in nonaccrual status: (1) the Flowonix Medical, Inc. (“Flowonix”) royalty, with a carrying value of $6.6 million; (2) the Best ABT, Inc. (“Best”) royalty, with a carrying value of $2.3 million; and (3) the Ideal Implant, Inc. (“Ideal”) royalty, with a carrying value of $2.5 million. The Company collected $2.5 million and $2.6 million on its nonaccrual finance receivables for the nine months ended September 30, 2025 and 2024, respectively.
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

Revaluation of Finance Receivables
On April 10, 2025, the Company completed the sale of the majority of its finance receivables segment royalty portfolio to Soleus Capital (“Soleus”) for approximately $34.0 million in cash ("the Transaction"), which approximated the fair value of those royalties. The amortized cost basis of the royalty portfolio was $37.7 million, inclusive of interest receivables of $2.3 million. As a result of the Transaction, the Company performed a lower-of-cost-or-market analysis in the aggregate resulting in a loss of $3.7 million which is included in the "Gain (loss) on revaluation of finance receivables" caption on the Company's unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2025. In conjunction with the closing, the Company's Board of Directors declared a special cash dividend of $4.00 per share, payable to all holders of record of the Company’s common stock as of April 24, 2025, with a payment date of May 8, 2025.
During the three months ended June 30, 2024, the Company revalued its royalty for Iluvien as a result of entering into an amendment during the quarter. Pursuant to the amendment, the forecast of cash flows to be received over the life of the financial royalty was revised resulting in a revaluation gain of $2.5 million and corresponding mark-up to the carrying value which is included in the "Gain (loss) on revaluation of finance receivables" caption on the Company's unaudited condensed consolidated statements of income for the nine months ended September 30, 2024.
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

The following table summarizes the gross carrying value of Finance Receivables by origination year, grouped by risk rating (in thousands):

	September 30, 2025
	2025	2024	2023	2022	2021	Prior	Total
Term Loans
5	$—	$29,644	$—	$19,623	$16,409	$—	$65,676
4	14,594	8,049	39,550	22,987	—	—	85,180
3	—	—	20,033	27,372	—	23,037	70,442
2	—	—	5,923	—	14,413	—	20,336
Subtotal - Term Loans	$14,594	$37,693	$65,506	$69,982	$30,822	$23,037	$241,634

Royalties
Red	—	—	—	—	2,522	8,980	11,502
Subtotal - Royalties	$—	$—	$—	$—	$2,522	$8,980	$11,502

Total Finance Receivables, gross	$14,594	$37,693	$65,506	$69,982	$33,344	$32,017	$253,136

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Term Loans
5	$—	$—	$—	$16,378	$—	$28,926	$45,304
4	7,929	36,406	55,353	—	—	—	99,688
3	—	24,920	—	11,930	—	26,482	63,332
2	—	—	—	14,749	—	—	14,749
1	—	—	—	—	—	1,000	1,000
Subtotal - Term Loans	$7,929	$61,326	$55,353	$43,057	$—	$56,408	$224,073

Royalties
Green	$8,005	$11,685	$11,231	$—	$15,865	$1,267	$48,053
Yellow	—	—	—	—	3,053	—	3,053
Red	—	—	—	3,050	8,433	2,347	13,830
Subtotal - Royalties	$8,005	$11,685	$11,231	$3,050	$27,351	$3,614	$64,936

Total Finance Receivables, gross	$15,934	$73,011	$66,584	$46,107	$27,351	$60,022	$289,009

Note 4. Acquisitions and Dispositions
MOD3 Exclusive Option and Asset Purchase Agreement
With an effective date of January 1, 2024, the Company entered into an Option and Asset Purchase Agreement (the "Option Agreement") with Aptar on March 14, 2024, which granted Aptar an exclusive option to acquire certain of MOD3 assets related to its business of providing contract development and manufacturing organizations ("CDMO") services to third parties, subject to certain exclusions. Aptar was required to exercise the Option by or before January 1, 2026. In exchange for the exclusive purchase option the partner provided consideration in the form of an "option fee" and "guaranteed revenue payments."
The option fee was broken into two components: A low-single digit million fee due within 30 business days of executing the agreement; and should the option not be exercised by the first anniversary of the effective date, an additional low-single digit million fee will be due at that time. The first option fee was paid in April 2024 and the second option fee was paid in February 2025. Option fee payments were included in deferred income until the earlier of term expiration or exercise of the purchase option. Upon the exercise of the purchase option, the option fee payments were applied towards the purchase price.
The guaranteed revenue payments included two components: A mid-single digit million guaranteed revenue payment in 2024 and a mid-single digit million guaranteed revenue payment in 2025. The revenue was to be derived by the partner under an existing collaboration agreement, and the partner was to pay the difference should the minimum amount not be met each year. Each year's guaranteed revenue amount is to be paid in two installments semi-annually each year. Should revenue exceed the 2024 or 2025 guaranteed revenue amounts after receiving a difference payment in the first half of the year, we would be required to repay the partner the amount of such overpayment. There was $0.2 million guaranteed revenue recognized during the three and nine months ended September 30, 2025 and $0.4 million guaranteed revenue recognized during the three and nine months ended September 30, 2024. As a result of the option being exercised the guaranteed revenue agreement was terminated.
On July 15, 2025, the Company, MOD3, and Aptar closed the asset purchase agreement (the "Purchase Agreement") for the sale and assignment of the assets to Aptar (the "sale of business") for an aggregate purchase price of approximately $6.9 million which includes cash previously paid by Aptar in accordance with the Option Agreement. For the three and nine months ended September 30, 2025, the Company recognized a net gain on sale of $1.6 million for the completion of the sale, which was inclusive of $3.3 million in option fees recognized as a component of the gain on sale. The gain was recognized in the "gain on sale of business" line item in our Condensed Consolidated income statement for three and nine months ended September 30, 2025. As a result of the option being exercised, Aptar's obligation to continue making guaranteed payments for the period following the closing of the sale of business was terminated.
As the Company expected Aptar to exercise the Option within 12 months from December 31, 2024, certain assets and liabilities of the MOD3 business were classified as held for sale as of December 31, 2024. The assets and liabilities held for sale as of December 31, 2024, represent the major operating assets and liabilities of the MOD3 business (i.e. the majority of the Pharmaceutical Development segment). The decisions to enter into the Option Agreement and the Purchase Agreement were made to align with the overall strategy to focus on the specialty finance business. In conjunction with the completion of the sale of MOD3 effective July 15, 2025, the Pharmaceutical Development segment will no longer exist and only the specialty Finance Receivable segment will remain for reporting periods beginning after September 30,2025.

The following table summarizes the assets and liabilities held for sale:

December 31, 2024
Assets:
Inventory	$354
Property & equipment, net	4,635
Intangible assets, net	209
Other non-current assets	1,200
Total assets held for sale, net	$6,398

Liabilities:
Accounts payable & accrued liabilities	$268
Other non-current liabilities	987
Total liabilities held for sale	$1,255
During the nine months ended September 30, 2025 and the year ended December 31, 2024, there was not a strategic shift for the Company, and accordingly, the Pharmaceutical Development segment does not meet the criteria to be classified as a discontinued operation. As a result, we will continue to report our operational results for the Pharmaceutical Development segment. The following table shows the net loss before taxes for MOD3 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) before taxes	$660	$(892)	$144	$(4,084)
Agreement and Plan of Merger
On October 9, 2025, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Runway Growth Finance Corp., a Maryland corporation (“Parent”), RWAY Portfolio Holding Corp., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Intermediary Sub”), RWAY Portfolio Corp., a Delaware corporation and a direct wholly owned subsidiary of Intermediary Sub (“Acquisition Sub”), and Runway Growth Capital LLC, a Delaware limited liability company (“Parent External Adviser”).

Note 5. Marketable Investments
Investments in corporate debt and equity securities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Corporate debt securities	$—	$21
Equity securities	275	559
Total marketable investments	$275	$580

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
The following table presents gains and losses on equity securities as prescribed by ASC 321, Investments - Equity Securities (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net gain (loss) on equity securities during the period	$(246)	$(6)	$(314)	$276
Net gain on warrants exercised or cancelled during the period	—	—	—	(444)
Net loss recognized on equity securities sold during the period	—	—	—	180
Unrealized gain (loss) on equity securities held at the end of the period	$(246)	$(6)	$(314)	$12
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
As of September 30, 2025 there was no outstanding balance under the Credit agreement and $6.2 million outstanding as of December 31, 2024. During the three and nine months ended September 30, 2025, the Company recognized $0.3 million and $0.7 million, respectively, of interest expense in connection with the Credit Agreement. During the three and nine months ended September 30, 2024, the Company recognized $0.2 million and $0.8 million, respectively, of interest expense in connection with the Credit Agreement.
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

The following table summarizes the outstanding balance of the Notes, net of debt issuance costs (in thousands):

	September 30, 2025	December 31, 2024
2027 Senior Notes	$32,969	$32,969
Debt issuance costs	(1,048)	(1,557)
Total unsecured senior notes, net	$31,921	$31,412
The Company’s future principal obligations for the Notes were as follows (in thousands):

September 30, 2025
Remainder of 2025	$—
2026	—
2027	32,969
Total unsecured senior notes principal	$32,969
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
During the three and nine months ended September 30, 2025, the Company recognized $0.9 million and $2.7 million, respectively, of interest expense in connection with the Notes. During the three and nine months ended September 30, 2024, the Company recognized $0.9 million and $2.7 million, respectively, of interest expense in connection with the Notes.
The Company evaluated the 2027 Senior Notes for derivatives pursuant to Accounting Standard Codification ("ASC") 815, "Derivatives and Hedging," and identified an embedded derivative that required bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative was a default provision, which could require additional interest payments. The Company reassesses the feature quarterly to determine if it requires separate accounting. There have been no changes to the Company’s assessment that the fair value of the embedded derivative is immaterial through September 30, 2025.

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
The components of lease cost were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$52	$108	$270	$366
Variable lease cost	14	17	40	49
Total lease cost	$66	$125	$310	$415
Future minimum rent on the Company's operating leases was as follows as of September 30, 2025 (in thousands):

Remainder of 2025	$45
2026	183
2027	188
2028	128
Total future lease payments	$544
Contingent Consideration
During fiscal year 2019 the Company recorded contingent consideration related to the 2019 acquisition of MOD3 and sharing of certain milestone and royalties due to MOD3 pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. During the three months ended June 30, 2024, it was determined the milestones and royalties pursuant to the License Agreement would not be realized as a result of non-viability of the product covered by the License Agreement. Accordingly, the Company concluded that the liability for contingent consideration, previously held at its estimated fair value of $4.9 million, should be $0. The write-off of this contingent consideration liability resulted in a gain of $4.9 million during the nine months ended September 30, 2024, and is included in the "Change in fair value of acquisition-related contingent consideration" caption of the Company's unaudited condensed consolidated statements of income.
Unfunded Commitments
Per the terms of the royalty purchase or credit agreements, unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time, and in the case of loan transactions, are subject to being advanced as long as an event of default does not exist. As of September 30, 2025, the Company had $2.5 million of unfunded commitments.

Litigation
The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. As of September 30, 2025, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.
Indemnification
As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of September 30, 2025 and December 31, 2024.

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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels for recurring fair value measurements during the three and nine months ended September 30, 2025 and 2024.
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

The Company used a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. During April 2025, the Company sold the related royalty finance receivable as part of the Transaction (See Note 3). As a result, the Company terminated its foreign currency forward contract and received a cash payment of $1.6 million. The foreign currency forward contract was not designated as a hedging instrument, and changes in fair value were recognized in earnings. The foreign currency forward contract was recorded in other non-current assets in the condensed consolidated balance sheet as of December 31, 2024 and totaled $2.5 million. Prior to the termination of the foreign currency forward contract the Company recognized a loss of $0.9 million for the nine months ended September 30, 2025 due to changes in fair value related to its foreign currency forward contract. During the three and nine months ended September 30, 2024, the Company recognized a loss of $1.0 million and a gain of $0.6 million, respectively, due to changes in fair value related to its foreign currency forward contract.
The following table presents financial assets measured at fair value on a recurring basis as of September 30, 2025 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$7,599	$—	$—	$7,599
Marketable investments	275	275	—	—
The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$4,366	$—	$—	$4,366
Marketable investments	580	559	—	21
Foreign currency forward contract	2,475	—	—	2,475
The changes in fair value of the warrant assets during were as follows (in thousands):

Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
Fair value - December 31, 2024	$4,366	Fair value - December 31, 2023	$1,759
Issued	498	Issued	1,072
Exercised	—	Exercised	(985)
Change in fair value	2,563	Change in fair value	178
Gain on foreign currency transactions	172	Loss on foreign currency transactions	2
Fair value - September 30, 2025	$7,599	Fair value - September 30, 2024	$2,026

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

	September 30, 2025	December 31, 2024
Dividend rate range	—	—
Risk-free rate range	3.6% to 3.9%	4.2% to 4.5%
Expected life (years) range	1.1 to 6.4	1.9 to 6.9
Expected volatility range	64.0% to 167.0%	56.0% to 177.7%
The warrant assets are valued using a market approach and include significant unobservable inputs such as risk-free rate, expected life, and expected volatility. As of September 30, 2025 the risk-free rate range weighted average was 3.7%, and had a median of 3.7%. As of December 31, 2024, the risk-free rate range weighted average was 4.4%, and had a median of 4.4%. As of September 30, 2025 the expected life range weighted average was 5.2 years, and had a median of 4.5 years. As of December 31, 2024 the expected life range weighted average was 5.8 years, and had a median of 4.3 years. As of September 30, 2025 the expected volatility range weighted average was 70.1%, and had a median of 87.6%. As of December 31, 2024 the expected volatility range weighted average was 65.6%, and had a median of 104.3%.
As of September 30, 2025 and December 31, 2024, the Company had three royalties, Best, Ideal, and Flowonix that were deemed to be impaired based on reductions in carrying value. During three months ended September 30, 2025 the Company recognized an impairment reduction in carrying value of one royalty, Ideal. During the nine months ended September 30, 2025, the Company recognized impairment based on a reduction in carrying value of two royalties, Flowonix and Ideal. As of December 31, 2024, the Company had one loan, BIOLASE, that was deemed to be impaired based on reduction in carrying value in prior periods. The following table presents the royalties and the loan measured at amortized cost using the effective interest method, which approximates fair value, on a nonrecurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025	$11,502	$—	$—	$11,502
December 31, 2024	$14,830	$—	$—	$14,830

There were no liabilities measured at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024.
The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying unaudited condensed consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.
The following table presents the fair value of financial assets as of September 30, 2025 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$245,396	$245,396	$—	$—	$245,396
Marketable investments	275	275	275	—	—
Warrant assets	7,599	7,599	—	—	7,599

The following table presents the fair value of financial assets and liabilities as of December 31, 2024 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$277,760	$277,760	$—	$—	$277,760
Marketable investments	580	580	559	—	21
Warrant assets	4,366	4,366	—	—	4,366
Foreign currency forward contract	2,475	2,475	—	—	2,475

Note 9. Revenue Recognition
The Company's Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company's Finance Receivables segment does not have any revenues received from contracts with customers.
The following table provides the contract revenue recognized by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pharmaceutical Development Segment
License Agreement	$—	$—	$—	$49
Pharmaceutical Development	—	628	2,153	1,662
Total contract revenue	$—	$628	$2,153	$1,711
The Company's contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.
The Company’s contract liabilities are presented as deferred income and are included in accounts payable and accrued liabilities in the consolidated balance sheets (in thousands):

	September 30, 2025	December 31, 2024
Pharmaceutical Development Segment
Beginning balance	$1,500	$9
Income recognized (1)	(3,300)	(9)
Additions to deferred income	1,800	1,500
Ending balance	$—	$1,500
(1) Included as a component on the gain of sale of MOD3 assets

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
The following tables present financial information for the Company's reportable segments for the periods indicated (in thousands):

	Three Months Ended September 30, 2025
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$10,822	$—	$—	$10,822
Other revenue	60	—	—	60
Benefit from credit losses	(931)	—	—	(931)
Loss on impairment of intangible assets	—	209	—	209
Interest expense	240	13	926	1,179
Pharmaceutical manufacturing, research and development expense	—	147	—	147
Loss on disposal of inventory	—	314	—	314
Depreciation and amortization expense	—	—	2	2
General and administrative expense	110	258	2,918	3,286
Other income expense, net	2,419	1,601	—	4,020
Income tax expense	—	—	1,916	1,916
Net income (loss)	13,882	660	(5,762)	8,780

	Three Months Ended September 30, 2024
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$9,498	$628	$—	$10,126
Other revenue	289	3	—	292
Provision for credit losses	1,385	—	—	1,385
Interest expense	230	2	907	1,139
Pharmaceutical manufacturing, research and development expense	—	585	—	585
Depreciation and amortization expense	—	214	20	234
General and administrative expense	85	722	2,186	2,993
Other income (expense), net	292	—	—	292
Income tax expense	—	—	906	906
Net income (loss)	8,379	(892)	(4,019)	3,468

	Nine Months Ended September 30, 2025
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$30,077	$2,153	$—	$32,230
Other revenue	420	116	—	536
Benefit from credit losses	(1,635)	—	—	(1,635)
Loss on impairment of intangible assets	—	209	—	209
Interest expense	713	18	2,733	3,464
Pharmaceutical manufacturing, research and development	—	1,550	—	1,550
Loss on disposal of inventory	—	314	—	314
Depreciation and amortization expense	—	—	40	40
General and administrative expense	236	1,553	7,617	9,406
Other income (expense), net	138	1,519	—	1,657
Income tax expense	—	—	4,220	4,220
Net income (loss)	31,321	144	(14,610)	16,855

	Nine Months Ended September 30, 2024
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$30,519	$1,711	$—	$32,230
Other revenue	392	3	—	395
Provision for credit losses	10,777	—	—	10,777
Loss on impairment of intangible assets	—	5,771	—	5,771
Interest expense	820	7	2,687	3,514
Pharmaceutical manufacturing, research and development expense	—	1,635	—	1,635
Depreciation and amortization expense	—	1,106	63	1,169
Change in fair value of acquisition-related contingent consideration	—	(4,900)	—	(4,900)
General and administrative expense	254	2,179	6,164	8,597
Other income (expense), net	4,135	—	(411)	3,724
Income tax expense	—	—	2,170	2,170
Net income (loss)	23,195	(4,084)	(11,495)	7,616
Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and corporate employees, which have been included for purposes of reconciling to the consolidated amounts.
The following table presents total assets for the Company's reportable segments for the periods indicated (in thousands):

	September 30, 2025	December 31, 2024
Total Assets
Finance receivables	$266,580	$299,248
Pharmaceutical development and other	—	7,786
Holdings Company and other	22,782	25,201
Total	$289,362	$332,235

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
Recent Developments
Agreement and Plan of Merger
On October 9, 2025, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Runway Growth Finance Corp., a Maryland corporation (“Parent”), RWAY Portfolio Holding Corp., a Delaware corporation and a direct wholly owned subsidiary of Parent (“Intermediary Sub”), RWAY Portfolio Corp., a Delaware corporation and a direct wholly owned subsidiary of Intermediary Sub (“Acquisition Sub”), and Runway Growth Capital LLC, a Delaware limited liability company (“Parent External Adviser”).
The Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Merger Agreement, (i) Acquisition Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as a wholly owned subsidiary of Intermediary Sub (the “Surviving Corporation”), or, in the alternative, the Company will merge with and into Acquisition Sub, with Acquisition Sub continuing as the surviving corporation and as a wholly owned subsidiary of Intermediary Sub (in either case, the “First Merger”), (ii) immediately after the First Merger, the Surviving Corporation will merge with and into Intermediary Sub (the “Second Merger”), with Intermediary Sub surviving the Second Merger as a wholly owned subsidiary of Parent, and (iii) immediately after the Second Merger, Intermediary Sub will merge with and into Parent (the “Third Merger” and, together with the Second Merger and the First Merger, the “Mergers”), with Parent continuing as the surviving corporation in the Third Merger.
The foregoing summary description of the Merger Agreement, the Mergers and the other transactions contemplated thereby is subject to and qualified in its entirety by reference to the Merger Agreement, a copy of which is attached hereto as Exhibit 2.01, and the terms of which are incorporated herein by reference.
Key Stockholder Agreement
Concurrently with the execution and delivery of the Merger Agreement, and as a condition and inducement to Parent’s willingness to enter into the Merger Agreement, Double Black Diamond Offshore Ltd. (the “Key Stockholder”), a stockholder of the Company, has entered into a key stockholder agreement with Parent (the “Key Stockholder Agreement”) pursuant to which the Key Stockholder has, subject to the terms and conditions thereof, agreed, among other things, to vote its shares of Company Common Stock in favor of the adoption of the Merger Agreement and the approval of the transactions contemplated thereunder, including the First Merger. As of October 9, 2025, the Key Stockholder held approximately 69.9% of the voting power of the Company Common Stock.
The foregoing summary description of the Key Stockholder Agreement is subject to and qualified in its entirety by reference to the Key Stockholder Agreement, a copy of which is attached hereto as Exhibit 2.02 and the terms of which are incorporated herein by reference.

Finance Receivables Portfolio Overview
The table below provides an overview of our outstanding finance receivables transactions as of and for the three and nine months ended September 30, 2025 (in thousands, except rate, share and per share data):

				Revenue Recognized
Royalty Purchases	Licensed Technology	Funded Amount	GAAP Balance	Q3 2025	Year-to-Date
Besivance® (1)	Ophthalmic antibiotic	$6,000	$—	$—	$2
Forfivo XL® (6)	Depressive disorder treatment	6,000	—	—	506
Coflex®/Kybella® (6)	Spinal stenosis/submental fullness	4,350	—	—	48
Cambia® (6)	NSAID migraine treatment	8,500	—	—	98
Duo Royalty (6)	Japanese Women's health/cystic fibrosis	15,353	—	—	591
Immune Globulin (6)	Immune Globulin Therapeutics	14,100	—	—	443
Relief (6)	Rare Disease Portfolio	7,701	—	—	336
Best ABT, Inc.(2), (3)	Oncology diagnosis	5,784	2,347	—	—
Flowonix Medical, Inc.(2), (3), (4)	Drug delivery device	12,455	6,633	—	—
Ideal Implant, Inc.(2), (3)	Aesthetics	4,025	2,522	—	—
Iluvien® (7)	Diabetic macular edema	16,501	—	—	519

						Revenue Recognized
Term Loans	Type	Maturity Date	Principal	GAAP Balance	Rate	Q3 2025	Year-to-Date
4Web, Inc.	First lien	12/31/27	$19,486	$23,037	12.8%	$1,226	$3,083
AOTI, Inc.	First lien	02/15/29	19,478	19,623	13.0%	658	1,411
Elutia, Inc.	First lien	08/10/27	22,074	27,372	11.0%	2,335	4,161
Biotricity, Inc.	First lien	02/15/27	13,846	14,413	11.5%	660	2,004
CDMO Manufacturer	First lien	09/13/27	5,000	5,491	13.3%	205	599
eTon Pharmaceuticals, Inc.	First lien	12/17/27	30,000	29,644	11.8%	1,156	3,391
Journey Medical Corporation	First lien	12/27/27	25,000	25,213	12.8%	925	2,742
MedMinder Systems, Inc.	First lien	08/18/28	22,500	22,987	12.3%	814	2,406
MolecuLight, Inc.(7)	First lien	12/29/27	—	—	12.8%	—	27
Nicoya Lifesciences, Inc.	First lien	11/30/26	8,500	8,846	12.8%	390	954
NeoLight, LLC	First lien	05/15/27	5,553	5,923	13.5%	224	681
Shield Therapeutics, Plc	First lien	09/28/28	20,000	20,033	14.3%	865	2,533
SKNV	First lien	11/15/28	15,997	16,409	14.0%	505	1,497
Triple Ring	First lien	12/06/28	8,000	8,049	12.0%	287	847
ImpediMed	First lien	02/05/30	15,000	14,594	13.8%	572	1,198

				Gain (Loss) Recognized
Marketable Investments	Number of Shares	Funded Amount	GAAP Balance	Q3 2025	Year-to-Date
AOTI Common Stock (5)	402,634	N/A	230	(191)	(276)
Elutia, Inc (8)	50,000	N/A	$45	$(55)	$(38)

Privately Held Shares	Number of Shares
Epica International, Inc	25,000
Sincerus Pharmaceuticals, Inc	26,575
MolecuLight, Inc	250,000

					Change in Fair Value
Warrants to Purchase Stock	Number of Shares	Exercise Price per Share		GAAP Balance	Q3 2025	Year-to-Date
4Web, Inc.	TBD		$—	$—	$—	$—
ImpediMed Tranche 1	12,491,870		$0.05	180	29	(131)
ImpediMed Tranche 2	6,245,935		$0.05	90	(88)	(88)
Aziyo Biologics, Inc. Tranche 1	157,895		$6.65	38	(91)	(315)
Aziyo Biologics, Inc. Tranche 2	30,075		$6.65	7	(17)	(60)
Biotricity, Inc. Tranche 1	9,589		$6.26	—	—	—
Biotricity, Inc. Tranche 2	600,000		$0.50	309	92	145
Biotricity, Inc. Tranche 3	54,300		$2.21	13	(36)	(36)
Biotricity, Inc Tranche 4	27,150		$2.21	13	(36)	(36)
CDMO Manufacturer	211,442		$1.42	—	—	—
DxTerity Diagnostics, Inc.	2,019,231		$—	—	—	—
Epica International, Inc.	TBD		$—	—	—	—
Eton Pharmaceuticals, Inc. Tranche 1	51,239		$5.86	829	367	405
Eton Pharmaceuticals, Inc. Tranche 2	18,141		$6.62	288	127	140
Eton Pharmaceuticals, Inc. Tranche 3	289,736		$5.32	5,350	2,061	2,342
Nicoya Lifesciences, Inc	276,630	C$	1.81	—	—	—
Nicoya Lifesciences, Inc	117,305	C$	6.26	—	—	—
Shield Warrant	8,910,540		$0.14	482	232	197
MedMinder, System, Inc. Tranche 1	57,859		$10.37	.		—
MedMinder Systems, Inc. Tranche 2	7,233		$10.37	—	—	—
Neolight, LLC	105,048		$7.62	—		—
MolecuLight, Inc.	394,322	C$	0.84	—	—	—

		Revenue Recognized
	Assets	Q3 2025	Year-to-Date
Total finance receivables, gross	$253,136	$10,822	$30,077
Total marketable investments	275	—	—
Total fair value of warrant assets	7,599	—	—
Total	$261,010	$10,822	$30,077

(1)	US royalty was paid off but continues to receive insignificant royalties on international sales.
(2)	Investment considered partially impaired.
(3)	Investment on non-accrual.
(4)	Flowonix Medical assets were sold to a medical device company in a prior period. In exchange for releasing its lien, SWK received cash at close and is expected to receive royalties on sales of two products.
(5)	AOTI warrants exercised and converted to shares.
(6)	Royalties sold as of September 30, 2025
(7)	Investment was paid off during the nine months ended September 30, 2025
(8)	Elutia common stock received as part of amendment to term loan.
Unless otherwise specified, our senior secured debt assets generally are repaid by a revenue interest that is charged on a company’s quarterly net sales and royalties.

Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. We believe there have been no new critical accounting policies or material changes to our existing critical accounting policies and estimates during the nine months ended September 30, 2025, compared to those discussed in our Annual Report.

Recent Accounting Pronouncements
Refer to Part I. Financial Information, Item 1. Financial Statements, Note 1 of the notes to the unaudited condensed consolidated financial statements for a listing of recent accounting pronouncements and their potential impact to our consolidated financial statements.

Comparison of the three months ended September 30, 2025 and 2024 (in millions)

	Three Months Ended September 30,
	2025	2024	Change $
Revenues	$10.9	$10.4	$0.5
Provision (benefit) for credit losses	(0.9)	1.4	(2.3)
Loss on impairment of intangible assets	0.2	—	0.2
Interest expense	1.2	1.1	0.1
Pharmaceutical manufacturing, research and development expense	0.1	0.6	(0.5)
Loss on disposal of inventory	0.3	—	0.3
Depreciation and amortization expense	—	0.2	(0.2)
General and administrative expense	3.3	3.0	0.3
Other income (expense), net	4.0	0.3	3.7
Income tax expense	1.9	0.9	1.0
Net income	8.8	3.5	5.3

Revenues
Revenues increased to $10.9 million for the three months ended September 30, 2025 from $10.4 million for the three months ended September 30, 2024. The $0.5 million increase in revenue for the three months ended September 30, 2025 was primarily due to a $1.1 million increase in Finance Receivables segment revenue. The finance receivables segment revenue increased primarily due to the acceleration of exit fees earned on early payoff of the loan with Elutia, Inc.
Provision (benefit) for Credit Losses
Our provision for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. We recognized a net benefit for credit losses of $0.9 million and a provision for credit losses of $1.4 million during the three months ended September 30, 2025 and 2024, respectively. The change is primarily due to the release of CECL reserves related to the early payoff of the loan with Elutia, Inc.
Interest Expense
Interest expense consists mostly of interest accrued on our revolving line of credit, 9.00% Senior Notes due 2027, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense remained consistent for the three months ended September 30, 2025 as compared to the same period in the previous period.
Pharmaceutical Manufacturing, Research and Development Expense
Pharmaceutical manufacturing, research and development expense decreased for the three months ended September 30, 2025 as compared to the same period in the previous year as a result of the MOD3 asset sale.
Depreciation and Amortization Expense
    The $0.2 million decrease in depreciation and amortization expense for the three months ended September 30, 2025 primarily due to the suspension of depreciation and amortization on assets held for sale and the subsequent sale of those assets.

General and Administrative Expense
General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses increased for the three months ended September 30, 2025 as compared to 2024, primarily due to increased legal fees partially offset by a reduction in compensation costs as a result of the MOD3 asset sale.
Other Income (Expense), Net
Other income (expense), net increased to an income of $4.0 million for the three months ended September 30, 2025 from income of $0.3 million for the three months ended September 30, 2024. The $3.7 million increase primarily relates to the gain on fair value of adjustments of warrants and gain on sale of the MOD3 assets.
Income Tax Expense
Income tax expense increased for the three months ended September 30, 2025 as compared to the same period in the previous year as a result of the change in the provision for credit losses.

Comparison of the nine months ended September 30, 2025 and 2024 (in millions)

	Nine Months Ended September 30,
	2025	2024	Change $
Revenues	$32.8	$32.6	$0.2
Provision (benefit) for credit losses	(1.6)	10.8	(12.4)
Loss on impairment of intangible assets	0.2	5.8	(5.6)
Interest expense	3.5	3.5	—
Pharmaceutical manufacturing, research and development expense	1.6	1.6	—
Loss on disposal of inventory	0.3	—	0.3
Change in fair value of acquisition-related contingent consideration	—	(4.9)	4.9
Depreciation and amortization expense	—	1.2	(1.2)
General and administrative expense	9.4	8.6	0.8
Other income (expense), net	1.7	3.7	(2.0)
Income tax expense	4.2	2.2	2.0
Net income	16.9	7.6	9.3
Revenues
Revenues increased to $32.8 million for the nine months ended September 30, 2025 from $32.6 million for the nine months ended September 30, 2024. The $0.2 million increase in revenue for the nine months ended September 30, 2025 consisted of a $0.4 million decrease in Finance Receivables segment revenue offset by a $0.6 million increase in Pharmaceutical Development segment revenue. The $0.4 million decrease in Finance Receivables segment revenue was primarily due to a decrease in interest, fees and royalties earned on finance receivables that were paid off or sold during the period. The increase in the Pharmaceutical Development segment was primarily due to the Aptar collaboration agreement.
Provision (Benefit) for Credit Losses
Our provision for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. We recognized a net benefit for credit losses of $1.6 million during the nine months ended September 30, 2025 and a provision of $10.8 million during the nine months ended September 30, 2024. The decrease was primarily due to impairments included within the provision for credit losses during the nine months ended September 30, 2024. See Note 3 to the unaudited condensed consolidated financial statements for further information on the allowance for credit losses.
Interest Expense
Interest expense consists of interest accrued on our revolving line of credit, 9.00% Senior Notes due 2027, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense remained consistent for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Pharmaceutical Manufacturing, Research and Development Expense
Pharmaceutical manufacturing, research and development expense remained consistent for the nine months ended September 30, 2025 as compared to the same period in the prior year.
Depreciation and Amortization Expense
    The $1.2 million decrease in depreciation and amortization expense for the nine months ended September 30, 2025 primarily consists of a decrease in amortization expense related to no longer amortizing intangible assets related to the license with Cara Therapeutics, Inc, as the intangible assets were fully impaired during the three months ended June 30, 2024. In addition, MOD3 was classified as held for sale for the current period resulting in no depreciation on fixed assets classified as held for sale.
General and Administrative Expense
General and administrative expenses consist primarily of compensation; stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses increased to $9.4 million for the nine months ended September 30, 2025 from $8.6 million for the nine months ended September 30, 2024 primarily due to an increase in compensation costs and legal costs during the period.

Other Income (Expense), Net
Other income (expense), net decreased to income of $1.7 million for the nine months ended September 30, 2025 from income of $3.7 million for the nine months ended September 30, 2024. The $2.0 million decrease is primarily due to a loss on the revaluation of finance receivables in the current period compared to a gain on the revaluation of finance receivables during the same period in the prior year.
Income Tax Expense
During the nine months ended September 30, 2025 and 2024 we recognized $4.2 million and $2.2 million of income tax expense, respectively. Income tax expense increased period over period due to the release of valuation allowance on deferred tax assets of $1.0 million during the nine months ended September 30, 2024 and a change in the Company's provision for credit losses compared to the same period in the prior year.

Liquidity and Capital Resources
As of September 30, 2025, we had $10.2 million in cash and cash equivalents, compared to $5.9 million as of December 31, 2024. The primary driver of the $4.3 million increase in our cash balance was primarily related to interest, fees, principal and royalty payments received on finance receivables, and proceeds from the sale of finance receivables. The increase in cash and cash equivalents was partially offset by the payment of dividends, investment funding, net of deferred fees and origination expenses, net payments of our credit facility, payments for payroll and benefits expense, payments on accounts payable, and share repurchases.
We entered into a $45.0 million revolving credit facility in June 2023 with First Horizon Bank. The Credit Agreement provides for one or more incremental increases not to exceed $80.0 million, subject to the consent of the Agent and each Lender, at any time prior to the Commitment Termination Date. On October 10, 2023, the Company entered into a First Amendment to Credit Agreement pursuant to which Woodforest National Bank was added as a lender under the Credit Agreement for an aggregate commitment of $15.0 million, thereby increasing the aggregate commitments under the Credit Agreement from $45.0 million to $60.0 million. As of September 30, 2025, there was no outstanding amount under the new Credit Agreement. The $60.0 million Credit Agreement contains a $5.0 million liquidity covenant, bringing the total amount available for borrowing to $55.0 million.

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

As of September 30, 2025, our finance receivables portfolio contains $245.4 million of net finance receivables and $0.3 million of marketable investments. We expect these assets to generate positive cash flows during the remainder of 2025. We continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates. Changes in interest rates, including the levels of the underlying reference rates may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.

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

As of September 30, 2025, we had $2.5 million in unfunded commitments. Please refer to Item 1., Financial Statements, Note 7 of the notes to the unaudited condensed consolidated financial statements for further information regarding the Company’s commitments and contingencies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
During the nine months ended September 30, 2025, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at September 30, 2025 approximated its carrying value.

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

Changes in Internal Control over Financial Reporting
There have been no changes during the three months ended September 30, 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 19, 2025, the Company announced that the Board had authorized the Company to repurchase up to $10.0 million of the Company’s outstanding shares of common stock from time-to-time until May 19, 2026, through a trading plan established in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act (the “Current Repurchase Program”). The actual timing, number and value of shares repurchased under the Current Repurchase Program will depend on several factors, including the constraints specified in the Rule 10b5-1 trading plan, price, and general market conditions. There is no guarantee as to the exact number of shares that will be repurchased under the Current Repurchase Program. The Current Repurchase Program was cancelled on August 11, 2025.
The table below summarizes information about our purchases of common stock during the three months ended September 30, 2025 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
July 1, 2025 - July 31, 2025	65,145	$15.20	65,145	$8,325
August 1, 2025 - August 31, 2025	22,782	14.88	22,782	$—
September 1, 2025 - September 30, 2025	—	—	—	$—
	87,927	$15.12	87,927

As of September 30, 2025, the Company has repurchased an aggregate of 992,629 shares under the Prior Repurchase Programs and Current Repurchase Program at a total cost of $16.5 million, or $16.67 per share.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.      MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5.      OTHER INFORMATION.
None.

ITEM 6.       EXHIBITS

Number	Exhibit Description			Filing	Filed
		Form	Exhibit	Date	Herewith

2.01	Agreement and Plan of Merger, dated as of October 9, 2025, by and among SWK Holdings Corporation, Runway Growth Finance Corp., RWAY Portfolio Holding Corp., RWAY Portfolio Corp. and Runway Growth Capital LLC	8-K	2.1	10/10/25
2.02	Key Stockholder Agreement, dated as of October 9, 2025, by and among Runway Growth Finance Corp., Double Black Diamond Offshore Ltd. and Black Diamond Offshore Ltd.	8-K	99.1	10/10/25
3.01	Third Amended and Restated Certificate of Incorporation, dated as of August 12, 2022.	8-K	3.1	8/15/22
3.02	Amended and Restated Bylaws, dated as of August 12, 2022.	8-K	3.02	8/15/22
31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X
32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*				X

101.INS+	XBRL Instance				X

101.SCH+	XBRL Taxonomy Extension Schema				X

101.CAL+	XBRL Taxonomy Extension Calculation				X

101.DEF+	XBRL Taxonomy Extension Definition				X

101.LAB+	XBRL Taxonomy Extension Labels				X

101.PRE+	XBRL Taxonomy Extension Presentation				X
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2025.

SWK Holdings Corporation

By:	/s/ Joe D. Staggs
Joe D. Staggs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Adam Rice
Adam Rice
Chief Financial Officer
(Principal Financial and Accounting Officer)