Form 10-K
period 2025-12-31
SWK Holdings Corp
filed 2026-03-20
CIK 1089907

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common equity held by non-affiliates of the Registrant on June 30, 2025 was $45,770,456 based on the June 30, 2025 closing price of the Registrants Common Stock on such date as reported on The Nasdaq Stock Market of $14.74 per share.

On March 16, 2026, the Registrant had outstanding approximately 12,095,979 shares of Common Stock, $0.001 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K
Portions of Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2025	PART III

SWK Holdings Corporation
Form 10-K
For the Fiscal Year Ended December 31, 2025

Summary of the Material and Other Risks Associated with our Business
•We may suffer losses on our principal invested in credit and royalty transactions.
•We operate in a highly competitive market for investment opportunities.
•Healthcare and life sciences industries are subject to extensive government regulation, litigation risk, reimbursement risk and certain other risks particular to those industries.
•The pharmaceutical industry is subject to numerous risks, including competition, extensive government regulation, product liability, patent exclusivity and commercial difficulties.
•Our business, financial condition, results of operations, liquidity and cash flows depend on the accuracy of our management’s assumptions and estimates, and we could experience significant gains or losses if these assumptions and estimates differ significantly from actual results.
•We generally do not control our partner companies, and our partner companies may make decisions with which we don’t agree or that don’t serve our business or financial interests.
•Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations, or those of the companies in our portfolio, which in turn could adversely impact the performance of our Finance Receivables segment.
•Our quarterly and annual operating results are subject to fluctuation as a result of the nature of our business, and if we fail to achieve our investment objective, the market price of our common stock may decline.
•Our investments in royalty-related transactions depend on third parties to market royalty-generating products.
•Our Finance Receivables segment has a limited number of assets, which subjects our aggregate returns, and the value of our common stock, to a greater risk of significant loss if any of our debt securities declines in value or if any of our royalty investments substantially underperforms our expectations.
•Fluctuations in the price of our publicly traded equity holdings and the price at which we sell such holdings may affect the price of our common stock.
•Our financial condition and results of operations will depend on our ability to manage future growth of our Finance Receivables segment effectively.
•MOD3 relies on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, financial condition, and results of operations.
•From time to time, we engage in acquisitions, divestitures and joint ventures and may encounter difficulties in integrating and separating these businesses and therefore we may not realize the anticipated benefits.
•If we are unable to obtain additional debt or equity financing on commercially reasonable terms our business could be materially adversely affected.
•The liquidity, market price and volume of our stock are volatile.
•Public health epidemics, pandemics or outbreaks could adversely affect our and our partner companies’ businesses.
•Economic recessions or downturns could impair the ability of our partner companies to repay loans, which, in turn, could increase our non- performing assets, decrease the value of our assets, reduce our volume of new loans and have a material adverse effect on our results of operations.
•Some of our partner companies may be unable to protect their proprietary rights and may infringe on the proprietary rights of others.
•The development of products by life science companies requires significant research and development, clinical trials and regulatory approvals.
•The announcement and pendency of the Mergers could adversely affect our businesses, financial results and operations.

1

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
These risks and uncertainties include, but are not limited to, those described in Item 1A, “Risk Factors,” and elsewhere in this Annual Report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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

PART I
ITEM 1. BUSINESS
Overview
SWK Holdings Corporation (the “Company,” “we,” or “us”) was incorporated in July 1996 in California and reincorporated in Delaware in September 1999. In July 2012, we commenced a strategy of building a specialty finance and asset management business. In August 2019, we commenced a complementary strategy of building a pharmaceutical development, manufacturing and intellectual property licensing business. Prior to September 30, 2025 our operations were comprised of two reportable segments: “Finance Receivables” and “Pharmaceutical Development.” As a result of the sale of substantially all assets of the Pharmaceutical Development segment, the Finance Receivables segment will be the only remaining operating segment in subsequent years. We evaluate and invest in a broad range of healthcare related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries (collectively, “life sciences”). We allocate capital within our finance receivables portfolio in order to generate income through the sales of life science products by third parties and related earned income sources. The Company is headquartered in Dallas, Texas.
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
As of March 7, 2026, and since inception of the strategy, we and our partners have executed transactions with 58 different parties under our specialty finance strategy, funding an aggregate of approximately $876.1 million in various financial products across the life science sector. Our portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.
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
Pharmaceutical Development Segment
In 2019, we commenced our Pharmaceutical Development segment with the acquisition of Enteris BioPharma, Inc. (“Enteris”). In March 2025 we changed the name of Enteris to MOD3 Pharma ("MOD3"). MOD3 is a clinical development and manufacturing organization providing development services to pharmaceutical partners. MOD3 seeks to generate income by providing customers pharmaceutical development, formulation and manufacturing services. During the third quarter of 2025, we sold substantially all of the assets of the Pharmaceutical Development segment, after which the Company’s operations became solely attributable to the Finance Receivables segment.
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

Prior to selling substantially all of the assets of our Pharmaceutical Development segment, we faced competition in providing clinical development and manufacturing services from large, multinational contract development and manufacturing organizations ("CDMO"), smaller specialized CDMO's, as well as the in-house capabilities of pharmaceutical and biotech companies.
For additional information concerning the competitive risks we face, see Item 1A., Risk Factors.
Governmental Regulation
We have invested and plan to continue investing in cash flow streams produced by life sciences products that are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”), similar foreign regulatory authorities, and to a lesser extent, other federal and state agencies. If any of these products and the companies which manage such products fails to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their sales levels and operations, which, in turn, could impair our ability to timely collect principal and interest payments owed to us or decrease our royalty-related income. For additional information concerning the effect of existing or probable government regulation on our business, see Item 1A., Risk Factors.
Human Capital Resources
As of December 31, 2025, we had 9 employees, all of whom are full-time. None of our employees are represented by a labor union, and we consider our employee relations to be good.
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
Our internet site is http://www.swkhold.com. We will make available free of charge through our website in the “Investor Relations - SEC Filings” section our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Forms 3, 4 and 5 filed on behalf of directors and executive officers and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also, posted on our website in the “Investor Relations - Corporate Governance” section are charters for our Audit Committee, Compensation Committee and Governance and Nominating Committee as well as our Code of Ethics and Insider Trading Policy governing our directors, officers and employees. Information on or accessible through our website is not a part of, and is not incorporated into, this Annual Report.

ITEM 1A. RISK FACTORS
An investment in our common stock involves significant risks. You should carefully consider the risks and uncertainties, the risk factors set forth in the documents and reports previously filed with the SEC, and the risks described below before you make an investment decision regarding our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business operations.
Risks Related to Finance Receivables Segment
We may suffer losses on our principal invested in credit and royalty transactions.
Most of the assets of our Finance Receivables segment are, and are expected to continue to be, royalty streams or debt backed by royalty streams or revenue interests paid by small and middle-market life sciences businesses, which are highly speculative and involve a high degree of risk of credit loss. In addition, we own royalties or invest in debt backed by royalties or revenue interests that are derived by pharmaceutical and biologic products that are early in their commercial launch, face intense competition or are subject to other risks, which similarly involve a high degree of risk of principal loss. If the underlying products do not generate anticipated revenues, we may suffer a loss of our investment.
In addition, the small- and middle-market companies that we target to advance debt are subject to a number of other significant risks, including:

•limited financial resources and potential inability to meet their obligations under their financial instruments that we hold, which may be accompanied by a deterioration in the value of their assets or of any collateral with respect to any financial obligations and a reduction in the likelihood of our realization of any guarantees we may have obtained in connection with our investment;

•potentially shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•higher likelihood that they depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our partner company, and in turn, on us;

•less predictable operating results, may from time to time be parties to litigation, and may be engaged in changing businesses with products subject to a risk of obsolescence, thus requiring substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•they operate in the life sciences industry, which is both highly competitive and subject to extensive regulatory oversight, and their products may be recalled or displaced by new products, or they may lose regulatory approval altogether;

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
Healthcare and life sciences industries are subject to extensive government regulation, litigation risk, reimbursement risk and certain other risks particular to those industries.
We have invested and plan to continue investing in cash flow streams produced by life sciences products that are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”), similar foreign regulatory authorities, and to a lesser extent, other federal and state agencies. If any of these products and the companies which manage such products fails to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their sales levels and operations. Medical devices and drugs are subject to the expense, delay and uncertainty of the regulatory approval process in order to reach the market and, even if approved, these products may not be accepted in the marketplace. In addition, governmental budgetary constraints affecting the regulatory approval process, new laws, regulations or judicial interpretations of existing laws and regulations might adversely affect a partner company or product in this industry.
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
Companies in the life sciences industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed.
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
We generally do not control our partner companies, and our partner companies may make decisions with which we don’t agree or that don’t serve our business or financial interests.
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

Risks Related to Pharmaceutical Development Segment
MOD3's technology or products could give rise to product liability claims.
While MOD3 does not have a commercial product, MOD3 business exposes us to the risk of product liability claims from human testing and the manufacturing of pharmaceutical tablets currently used in clinical trials. The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims, even if MOD3 or MOD3 partners’ products are not actually at fault for causing an injury. Furthermore, MOD3 products may cause, or may appear to cause, adverse side effects or potentially dangerous drug interactions that we may not learn about or understand fully until the drug is actually manufactured and sold. Product liability claims can be expensive to defend and may result in large judgments against us. Even if a product liability claim is not successful, the adverse publicity, time and expense involved in defending such a claim may interfere with our business. We may not have sufficient resources to defend against or satisfy these claims. While we currently maintain product liability insurance coverage, the amount of coverage may not be sufficient to protect us against losses or may be unavailable in the future on acceptable terms, if at all.
Because MOD3 is a biopharmaceutical company, its operations are subject to extensive government regulation.
Our research, development and production activities, as well as those of our collaborators and licensees, are subject to significant regulation by federal, state, local and foreign governmental authorities. The regulatory approval process for a pharmaceutical product requires substantial resources and may take many years. Our partners’ inability to obtain approvals or delays in obtaining approvals would adversely affect our ability to manufacture products, and to receive revenue from milestone payments, product sales or royalties. MOD3 present and future business is, and will continue to be, subject to various other laws, rules and/or regulations applicable to us as a result of our domestic and international business.
The FDA and other regulatory agencies may inspect the MOD3 production facility at any time to ensure compliance with current good manufacturing practice guidelines. These guidelines require that MOD3 conduct its production operations in strict compliance with established rules for manufacturing and quality controls. Any of these agencies can suspend production operations and product sales if they find significant or repeated deviations from these guidelines. A suspension would likely cause MOD3 to incur additional costs or delays in product development and manufacturing.
MOD3 relies on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, financial condition, and results of operations.
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
As of December 31, 2025, we had Net Operating Loss ("NOL") carryforwards for U.S. federal income tax purposes of $46.9 million. The U.S. federal NOL carryforwards, if not offset against future income, will expire by 2038. We may recognize additional NOLs in the future. In order to utilize the NOLs, we must generate taxable income that can offset such carryforwards.

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
Because entities affiliated with Carlson Capital, L.P. (“Carlson”) control a majority of our common stock, we are a “controlled company” within the meaning of the Nasdaq Capital Market (“Nasdaq”) listing standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain Nasdaq corporate governance requirements, including (1) the requirement that a majority of the board of directors consist of independent directors, (2) the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, and (3) the requirement that the board have a compensation committee composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. However, our Board of Directors is currently comprised of a majority of independent directors and we currently have a Nominating and Corporate Governance Committee and the majority of the members of such committee are independent directors. If we were to fully avail ourselves of the controlled company rules, you do not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.
If we are unable to obtain additional debt or equity financing on commercially reasonable terms our business could be materially adversely affected.
As of December 31, 2025, we had $42.8 million of cash and cash equivalents plus $10.0 million available to be borrowed under our new credit facility with First Horizon Bank.
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
On December 4, 2025, the Company and the Lenders entered into a Sixth Amendment to the Credit Agreement (the “Amendment”), which amended the Credit Agreement, dated as of June 28, 2023, in order to reduce the aggregate commitments thereunder from $60.0 million to $10.0 million.
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
We have in the past received a letter from Nasdaq indicating that we were not in compliance with Nasdaq's listing standards. While we have successfully regained compliance, we can provide no assurance that we will continue to maintain compliance with such standards.
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
As of December 31, 2025, Carlson owned in the aggregate 75.1% of our combined issued and outstanding common stock and unvested restricted stock. Due to the large percentage of ownership by funds affiliated with Carlson, they have the ability to control or exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or other significant transaction. The investment objectives of Carlson and its affiliates may from time to time be different than or conflict with those of our other stockholders.

In addition, pursuant to the terms of a Stockholders’ Agreement entered into on February 27, 2023, between the Company and Carlson (as amended, the “Stockholders’ Agreement”), Carlson has the right to approve specific transactions, including the incurrence of indebtedness over specified amounts, the sale of assets over specified amounts, declaration of dividends, loans, capital contributions to or investments in any third party over specified amounts, changes in the size of the board of directors and repurchases of common stock.
If there are substantial sales of shares of our common stock, the price of our common stock could decline.
The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees, and significant stockholders including funds associated with Carlson. Funds associated with Carlson own an aggregate of 75.1% (9,078,719 common shares). Pursuant to the Stockholders’ Agreement entered into on February 27, 2023, and a Registration Rights Agreement entered into on September 6, 2013, between the Company and Carlson (the “Rights Agreement”), we filed a Registration Statement on Form S-3 with the SEC on February 3, 2020, which became effective on February 19, 2020, to register all of the common stock owned by Carlson for sale freely in the public market from time to time.
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
Additionally, the Rights Agreement is intended to protect our ability to utilize our NOL carryforwards and contains provisions that make it difficult for a third party to acquire a significant number of shares of our common stock.
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
Our business operations rely upon information technology systems for data processing, storage, and reporting. Our information technology systems, along with those of the third parties whom we rely on, are potentially vulnerable to a variety of evolving cybersecurity threats that may expose our data to unauthorized persons or otherwise compromise its integrity. These threats may include, but are not limited to, social-engineering attacks (including phishing attacks), business email compromise, online and offline fraud, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), employee or third party vendor misconduct, denial-of-service attacks, access attacks (such as credential stuffing), ransomware attacks, data breaches, supply-chain attacks, and software bugs as well as cybersecurity failures resulting from human error, catastrophic events (such as fires, floods, hurricanes and tornadoes), loss of data or other information technology assets, and technological errors, and may be enhanced or facilitated by Artificial Intelligence (“AI”). Further, attempts to disrupt or gain unauthorized access to our and our third party vendors’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. We expend resources trying to protect against cybersecurity threats to our information technology systems. Additionally, certain data privacy and security laws, as well as industry best practice standards, may require us to implement and maintain additional cybersecurity measures.

Cybersecurity threat actors and their techniques change frequently, are often sophisticated in nature, and may not be detected until after a cybersecurity incident has occurred. While we have implemented cybersecurity measures designed to protect our information technology systems as well as the confidential and sensitive data in our possession, there can be no assurance that these measures will be adequate to detect, prevent, or adequately address any cybersecurity incident or data breach that we may face. Additionally, the third parties with whom we do business may be sources or targets of cybersecurity attacks or other technological risks. While we engage in actions to reduce our exposure to third-party risks, we cannot control the cybersecurity plans and systems put in place by these third parties and ongoing threats may result in unauthorized access, loss, exposure or destruction or misuse of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above.
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
We, and our service providers, are subject to a variety of stringent and evolving privacy and data security laws, regulations, and other obligations related to privacy and data security. Any actual or perceived failure to comply with such obligations could expose us to significant fines or other penalties and otherwise harm our business and operations.
In the U.S., there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure and protection of personal information, including security breach notification laws and consumer protection laws. Each of these laws is subject to varying interpretations and is constantly evolving. For example, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission (“FTC”) Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities.
Further, regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Department of Justice’s January 8, 2025, rule on “Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons,” prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.
Numerous states now have comprehensive privacy laws, adding complexity, variation in requirements, restrictions and potential legal risk requiring additional investment of resources in compliance programs. For example, the Company may be subject to the California Consumer Privacy Act (“CCPA”), which creates individual privacy rights and places stringent privacy and security obligations on businesses covered by the law including obligations to provide detailed disclosures to California consumers about their data collection, use and sharing practices and provide such consumers with ways to opt out of certain uses of sensitive personal information, including health information. It also provides for civil penalties for violations and allows for a private right of action for data breaches that is expected to increase data breach litigation. Failure to comply with the CCPA or other data processing or security laws, or any changes in these laws, could adversely impact the Company’s business and its business plans. Similar laws have been passed in numerous other states, potentially creating conflicting requirements that would make compliance challenging. In addition to these comprehensive consumer privacy laws and proposals, a number of other states have passed or proposed more limited privacy laws that focus on specific privacy issues such as biometric data and the privacy of health and medical information, such as Washington state’s My Health My Data Act, which went into effect in March 2024. These various privacy and data security laws may impact our business activities, relationships with business partners and ultimately the marketing and distribution of our services.
AI presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.
Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, AI presents risks and challenges that could impact our business. Use of AI technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies.
The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. The use of certain AI technology can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property and intellectual property infringement, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.
We may adopt and integrate generative AI tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative AI tools into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.
A growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU began implementing the Artificial Intelligence Act (“AI Act”) on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.
In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of AI in medical devices, requiring detailed risk management and review processes to obtain approvals. At the federal level, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. If we develop or use AI systems governed by these laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.
Risks Associated with Investments in the Health Care and Life Sciences Industries
Public health epidemics, pandemics or outbreaks could adversely affect our and our partner companies’ businesses.
Public health epidemics, pandemics or outbreaks, and the resulting business or economic disruptions resulting therefrom, could adversely impact our and our partner companies’ businesses as well as our ability to raise capital. An impact of such global health crisis would likely result in significant disruptions to the global economy, capital markets, and social, economic and labor instability in the countries in which we or our partner companies operate.
A global health crisis would likely impact the ability of our borrowers and the marketers of products upon which we derive our royalty income to raise capital in order to fund and conduct their operations. Disruptions to our partner companies, including as a result of global supply chain disruptions, would impair their ability to fulfill their obligations to us and may result in defaults in obligations to us. Impacts of supply chain disruptions may increase the risk of delinquencies, defaults, declining collateral values associated with our existing loans, and impairments or losses on our loans. Any such impairment may increase our credit risk and adversely affect the assets and results of operations of our Finance Receivables segment.

Any abrupt and substantial change in economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Any sustained disruption in the capital markets could negatively impact our and our partner companies’ ability to raise capital.
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

Risks Relating to the Mergers
Stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
Our stockholders will experience a reduction in their percentage ownership interests and effective voting power in respect of the combined company relative to their percentage ownership interests in the Company prior to the Mergers unless they hold a comparable or greater percentage ownership in RWAY (as defined below). Consequently, our stockholders should generally expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over the management and policies of the Company.
In addition, prior to completion of the Mergers, subject to certain restrictions in the Merger Agreement and certain restrictions under the 1940 Act for issuances at prices below the then-current NAV per share of RWAY common stock and the Company’s common stock, RWAY and the Company may issue additional shares of RWAY common stock and Company common stock, respectively, which would further reduce the percentage ownership of the combined company to be held by current RWAY stockholders and Company stockholders.
The announcement and pendency of the Mergers could adversely affect our businesses, financial results and operations.
The announcement and pendency of the Mergers could cause disruptions in, and create uncertainty surrounding, our business, including affecting relationships with existing and future borrowers, which could have a significant negative impact on future revenues and results of operations, regardless of whether the Mergers are completed. In addition, we have diverted, and will continue to divert, management resources towards the completion of the Mergers, which could have a negative impact on future revenues and results of operations.
We are also subject to the restrictions on the conduct of our business prior to the completion of the Mergers set forth in the Merger Agreement. Generally, these restrictions will require us to conduct its business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on their ability to make certain investments and acquisitions, sell, transfer or dispose of assets, amend organizational documents and enter into or modify certain material contracts. These restrictions could prevent us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on future investment income and results of operations.
If the Mergers do not close, we will not benefit from the expenses they have incurred in pursuit of the Mergers.
The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed.
The termination of the Merger Agreement could negatively impact our business.
If the Merger Agreement is terminated, there may be various consequences, including:
•our businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;
•we may not be able to find a party willing to pay an equivalent or more attractive price than the price RWAY agreed to pay in the Mergers; and
•we would not realize the anticipated benefits of the Mergers.
The Merger Agreement limits our ability to pursue alternatives to the Mergers.
The Merger Agreement includes restrictions on our ability to solicit proposals for alternative transactions or engage in discussions regarding such proposals, subject to exceptions and termination provisions, which could have the effect of discouraging such proposals from being made or pursued.

The Mergers are subject to closing conditions, including approval by Company stockholders, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to the business and operations of RWAY and the Company.
The Mergers are subject to closing conditions, including approval of our stockholders that, if not satisfied or (to the extent legally allowed) waived, will prevent the Mergers from being completed. The closing condition that our stockholders vote to adopt the Merger Agreement may not be waived under applicable law and must be satisfied for the Mergers to be completed. If our stockholders do not approve the adoption of the Merger Agreement and the Mergers are not completed, the resulting failure of the Mergers could have a material adverse impact on our business and operations. In addition to the required approvals of our stockholders, the Mergers are subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect completion of the Mergers. We cannot predict whether and when these other conditions will be satisfied. The failure to complete the Mergers would result in us and our stockholders, failing to realize the anticipated benefits of the Mergers.
We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.
Uncertainty about the effect of the Mergers may have an adverse effect on the Company and, consequently, on the combined company following completion of the Mergers. These uncertainties may cause those that deal with the Company to seek to change their existing business relationships. In addition, the Merger Agreement restricts us from taking actions that it might otherwise consider to be in its best interest. These restrictions may prevent us from pursuing certain business operations that may arise prior to the completion of the Mergers.
Litigation filed against RWAY or the Company in connection with the Mergers could result in substantial costs and could delay or prevent the Mergers from being completed.
From time to time, RWAY and the Company may be subject to legal actions, including securities class action lawsuits and derivative lawsuits, as well as various regulatory, governmental and law enforcement inquiries, investigations and subpoenas in connection with the Mergers. These or any similar securities class action lawsuits and derivative lawsuits, regardless of their merits, may result in substantial costs and divert management time and resources. For example, in March 2026, purported individual shareholders filed complaints against the Company in two separate cases in New York state court in connection with the Mergers. For more information, see Item 3 "Legal Proceedings." An adverse judgment in such cases could have a negative impact on the liquidity and financial condition of RWAY, the Company or the combined company following the Mergers or could prevent the Mergers from being completed.
The Mergers may trigger certain “change of control” provisions and other restrictions in our contracts, and the failure to obtain any required consents or waivers could adversely impact the combined company.
Certain our agreements or those of our affiliates may require by their terms the consent or waiver of one or more counterparties in connection with the Mergers. The failure to obtain any such consent or waiver may permit such counterparties to terminate, or otherwise increase their rights or our obligations under, any such agreement because the Mergers or other transactions contemplated by the Merger Agreement may violate an anti-assignment, change of control or similar provision relating to any of such transactions. If this occurs, RWAY may have to seek to replace that agreement with a new agreement or seek an amendment to such agreement. Neither we nor RWAY can assure you that RWAY will be able to replace or amend any such agreement on comparable terms or at all.
If any such agreement is material, the failure to obtain consents, amendments or waivers under, or to replace on similar terms or at all, any of these agreements could adversely affect the financial performance or results of operations of the combined company following the Mergers, including preventing RWAY from operating a material part of our business.
In addition, the consummation of the Mergers may violate, conflict with, result in a breach of provisions of, or the loss of any benefit under, constitute a default (or an event that, with or without notice or lapse of time or both, would constitute a default) under, or result in the termination, cancellation, acceleration or other change of any right or obligation (including any payment obligation) under, certain of our agreements. Any such violation, conflict, breach, loss, default or other effect could, either individually or in the aggregate, have a material adverse effect on the financial condition, results of operations, assets or business of the combined company following completion of the Mergers.
The shares of RWAY common stock to be received by our stockholders as a result of the Mergers will have different rights associated with them than our shares of common stock currently held by them.
The rights associated with our common stock are different from the rights associated with RWAY common stock. See the section entitled “Comparison of RWAY and SWK Stockholder Rights” on our joint proxy statement/prospectus filed with the SEC on February 27, 2026.

Our stockholders may receive a form or combination of consideration different from what they elect.
Each holder of our common stock is entitled to make an election (an “Election”) to receive, with respect to all or any portion of such shares held by such holder, the Per Share Cash Consideration (as defined the Merger Agreement). With respect to each share held by a record holder of shares of our common stock with respect to which such holder does not make an Election, such holder will receive the Per Share Stock Consideration; provided, that with respect to any record holder of shares of our common stock who at the record date who does not make an Election with respect to any shares held by such holder (such holder, a “Non-Election Holder”), such holder will have been deemed to have made an Election with respect to a percentage of the total shares of our common stock held by such Non-Election Holder equal to a number, the numerator of which will be the Aggregate Cash Consideration (as defined and calculated in accordance with the Merger Agreement), and the denominator of which will be the Closing Company Net Asset Value (as defined the Merger Agreement).
If, after giving effect to the Elections, the aggregate number of shares of RWAY common stock to be issued by RWAY in the First Merger (the “Proposed Aggregate Stock Issuance Amount”) exceeds the Total Stock Consideration (as defined and calculated in accordance with the Merger Agreement), then the number of non-electing shares will be reduced (without any action on the part of any holder of our common stock) by converting non-electing shares into electing shares until the Proposed Aggregate Stock Issuance Amount is equal to the Total Stock Consideration (determined on a whole-share basis). Any such reduction in the number of non-electing shares shall be applied among all stockholders, pro rata based on the aggregate number of non-electing shares held by each such stockholder in proportion to the total number of non-electing shares.
If, after giving effect to the Elections, the aggregate amount of cash (excluding, for the avoidance of doubt, cash in lieu of fractional shares) to be issued by RWAY in the First Merger (excluding, for the avoidance of doubt, the Guaranteed Cash Payment (the “Proposed Cash Consideration”)) exceeds the Aggregate Cash Consideration, then the number of electing shares shall be reduced (without any action on the part of any holder of our common stock) by converting electing shares into non-electing shares until the Proposed Cash Consideration is equal to the Aggregate Cash Consideration (determined on a whole-share basis). Any such reduction in the number of electing shares shall be applied among all stockholders, pro rata based on the aggregate number of electing shares held by each such stockholder in proportion to the total number of electing shares.
The market price of RWAY common stock will continue to fluctuate after the Mergers.
Upon completion of the Mergers and subject to our stockholder’s election, our stockholders will become holders of RWAY common stock. The market price of the common stock of the combined company may continue to fluctuate, potentially significantly, following completion of the Mergers, including for the reasons described above. As a result, our former stockholders could lose some or all of the value of their investment in RWAY common stock. In addition, any significant price or volume fluctuations in the stock market generally could have a material adverse effect on the market for, or liquidity of, the RWAY common stock received in the Mergers, regardless of the combined company’s actual operating performance.
The fair value of our investments may not align with the figures reported in the pro forma filings by RWAY or in our Proxy Statement filed on March 3, 2026
We do not calculate or report NAV in the manner of a Business Development Company (“BDC”) or Investment Company. All of the figures reported in RWAY’s filings with the SEC portfolio or in our definitive proxy statement filed with the SEC on March 3, 2026 with respect to us and our investments were prepared solely for purposes of the financial analyses described therein or the disclosure obligations applicable to RWAY as an investment company and are not a substitute for the GAAP metrics used by us historically or in this Annual Report.

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
ITEM 2. PROPERTIES
Our corporate headquarters and the location of our Finance Receivables segment are in Dallas, Texas, where we lease office space totaling approximately 4,450 square feet of office space. We believe these facilities are adequate for our business requirements.
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

Merger Litigations
On March 6, 2026, in connection with the Mergers, a purported individual shareholder of the Company filed a complaint in New York state court, captioned Eric Brady v. SWK Holdings Corp., et al., No. 651394/2026 (N.Y. Sup. Ct., N.Y. Cnty.), naming as defendants the Company and certain members of the Company’s board of directors as of the date of the Merger Agreement (“Brady”). On March 9, 2026, an additional case was filed by a purported individual shareholder of the Company in the same court against the same defendants, captioned Anthony Malone v. SWK Holdings Corp., et al., No. 651422/2026 (N.Y. Sup. Ct., N.Y. Cnty.) (“Malone”). The Brady and Malone cases, and any similar subsequently filed cases involving the Company, RWAY, their respective boards of directors, or any committee thereof and/or any of their directors or officers relating directly or indirectly to the Merger Agreement, the Mergers, or any related transaction, are referred to as the “Merger Litigations.” The Merger Litigations filed to date generally allege that the proxy statement issued on Schedule 14A by the Company on March 3, 2026 is materially incomplete and misleading and assert claims for negligent misrepresentation and concealment and negligence under New York common law. The Merger Litigations seek, among other things, an injunction enjoining consummation of the Mergers, rescission of the Mergers, costs of the actions, including attorneys’ fees and experts’ fees and expenses, and any other relief the court may deem just and proper. In addition, the Company has received multiple demand letters from purported Company stockholders (the “Demand Letters”), alleging that the proxy statement omits material information in violation of federal securities laws and state law disclosure requirements and demanding that the Company provide additional disclosures in an amendment or supplement to the proxy statement. The Company denies all allegations in the Merger Litigations and the Demand Letters, believes that no additional disclosure is required in the proxy statement, and intends to vigorously defend against these and any similar Merger Litigations and Demand Letters.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Since January 22, 2020, our common stock has been listed on the Nasdaq Capital Market, under the symbol “SWKH.”
Holders of Record
There were approximately 79 stockholders of record of our common stock as of February 25, 2026. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
During the year ended December 31, 2025, the Company paid $49.1 million in dividends to our shareholders. Due to the pending merger with RWAY the Company does not intend to pay any cash dividends going forward.
Recent Sales of Unregistered Equity Securities
None
Issuer Purchases of Equity Securities
As of December 31, 2025, the Company has repurchased an aggregate of 992,629 shares at a total cost of $16.5 million, or $16.67 per share.
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
Overview
For the year ended December 31, 2025, the Company operated two reportable segments, Pharmaceutical Development and Finance Receivables. During the third quarter of 2025, the Company sold substantially all of the assets of the Pharmaceutical Development Segment, after which the Company’s operations were primarily attributable to the Finance Receivables segment. Please refer to Part II, Item 8, Financial Statements, Notes 1 and 12 of the notes to the consolidated financial statements for further information regarding segment information.
Finance Receivables Portfolio Overview
The tables below provide an overview of our outstanding transactions as of, and for the year ended, December 31, 2025 (in thousands, except rate, share and per share data):

Royalty Purchases	Licensed Technology	Funded Amount	GAAP Balance	Revenue Recognized
Besivance® (1)	Ophthalmic antibiotic	$6,000	$—	$59
Forfivo XL® (5)	Depressive disorder treatment	6,000	—	506
Coflex®/Kybella® (5)	Spinal stenosis/submental fullness	4,350	—	48
Cambia® (5)	NSAID migraine treatment	8,500	—	98
Duo Royalty (5)	Japanese Women's health/cystic fibrosis	15,353	—	591
Immune Globulin (5)	Immune Globulin Therapeutics	14,100	—	443
Relief (5)	Rare Disease Portfolio	7,701	—	336
Best ABT, Inc.(2), (3)	Oncology diagnosis	5,784	1,755	—
Flowonix Medical, Inc.(2), (3), (4)	Drug delivery device	12,455	5,875	—
Ideal Implant, Inc.(2), (3)	Aesthetics	4,025	2,286	—
Iluvien® (6)	Diabetic macular edema	16,501	—	519

Term Loans	Type	Maturity Date	Principal	GAAP Balance	Rate	Revenue Recognized
4Web, Inc.	First lien	12/31/27	$19,486	$23,533	12.8%	$4,299
Advanced Oxygen Therapy Inc. ("AOTI")	First lien	02/15/29	19,478	19,679	10.9%	2,055
Elutia, Inc. (6)	First lien	08/10/27	—	—	11.0%	4,188
Biotricity, Inc.	First lien	05/15/27	13,846	14,514	11.5%	2,668
CDMO Manufacturer	First lien	09/13/27	5,000	5,600	13.3%	809
eTon Pharmaceuticals, Inc.	First lien	12/17/27	30,000	29,909	11.8%	4,556
Journey Medical Corporation	First lien	06/27/28	25,000	25,325	12.8%	3,668
MedMinder Systems, Inc.	First lien	08/18/28	22,500	23,082	9.1%	3,138
MolecuLight, Inc.(6)	First lien	12/29/27	—	—	12.8%	27
Nicoya Lifesciences, Inc.	First lien	04/14/27	8,500	8,922	12.8%	1,315
NeoLight, LLC	First lien	05/15/27	5,756	6,151	13.5%	905
Shield Therapeutics, Plc	First lien	09/28/28	20,000	20,070	14.3%	3,297
SKNV, LLC	First lien	11/15/28	15,997	16,437	11.3%	1,970
Triple Ring Technologies	First lien	12/06/28	8,000	8,092	12.0%	1,136
ImpediMed LTC	First lien	02/05/30	15,000	14,675	13.8%	1,808

Marketable Investments	Number of Shares	Funded Amount	GAAP Balance	Change in Fair Value
AOTI Common Stock	402,634	N/A	149	(336)
Elutia, Inc.	50,000	N/A	35	(48)

Privately Held Shares	Number of Shares
Epica International, Inc	25,000
SKNV, LLC	26,575
MolecuLight, Inc.	250,000

Warrants to Purchase Stock	Number of Shares	Exercise Price per Share		GAAP Balance	Change in Fair Value
4Web, Inc.	TBD		$—	$—	$—
ImpediMed Tranche 1	12,491,870		$0.05	176	(140)
ImpediMed Tranche 2	6,245,935		$0.05	88	(93)
Aziyo Biologics, Inc. Tranche 1	157,895		$6.65	19	(334)
Aziyo Biologics, Inc. Tranche 2	30,075		$6.65	4	(64)
Biotricity, Inc. Tranche 1	9,589		$37.56	1	—
Biotricity, Inc. Tranche 2	600,000		$0.50	166	3
Biotricity, Inc. Tranche 3	27,150		$2.21	6	(42)
Biotricity, Inc. Tranche 4	27,150		$2.21	6	(43)
Biotricity, Inc. Tranche 5	120,000		$0.37	34	(4)
CDMO Manufacturer	211,442		$1.42	—	—
DxTerity Diagnostics, Inc.	2,019,231		$—	—	—
Epica International, Inc.	TBD		$—	—	—
eTon Pharmaceuticals, Inc. Tranche 1	51,239		$5.86	578	154
eTon Pharmaceuticals, Inc. Tranche 2	18,141		$6.62	199	51
eTon Pharmaceuticals, Inc. Tranche 3	289,736		$5.32	3,941	932
Nicoya Lifesciences, Inc.	276,630	C$	1.81	—	—
Nicoya Lifesciences, Inc.	117,305	C$	6.26	—	—
Shield Warrant	8,910,540		$0.14	695	355
MedMinder, System, Inc. Tranche 1	57,859		$10.37	—	—
MedMinder Systems, Inc. Tranche 2	7,233		$10.37	—	—
NeoLight, LLC	105,048		$7.62	—	—
MolecuLight, Inc.	394,322	C$	0.84	—	—

	Assets	Revenue Recognized
Total gross finance receivables	$225,905	$38,439
Total marketable investments	184	—
Fair value of warrant assets	5,913	—
Total	$232,002	$38,439

(1)	US royalty was paid off in a prior period but the Company continues to receive insignificant royalties on international sales.
(2)	Investment considered partially impaired.
(3)	Investment on non-accrual.
(4)	Flowonix Medical assets were sold to a medical device company in a prior period. In exchange for releasing its lien, SWK received cash at close and receives royalties on sales of two products.
(5)	Royalties were sold as of December 31, 2025
(6)	Investment was paid off during the year ended December 31, 2025
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
Finance Receivables
Finance receivables are measured based upon the difference between the recorded investment in each receivable and either the present value of the expected future cash flows discounted at each receivable’s effective interest rate (the receivable’s contractual interest rate adjusted for any deferred fees, costs, discount or premium at the date of origination or acquisition) or if a receivable is collateral dependent, the collateral’s fair value. When impairment is determined to be probable, the measurement will be based on the fair value of the collateral. The determination of impairment involves management’s judgment and the use of market and third-party estimates regarding collateral values. Valuations of impaired receivables and corresponding impairment affect the level of the allowance for credit losses.
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
Our financial instruments not required to be adjusted to fair value on a recurring basis consist principally of cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amount of cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their relatively short maturities.
Income Taxes
The recognition of certain net deferred tax assets of our reporting entities is dependent upon, but not limited to, the future profitability of the reporting entity, when the underlying temporary differences will reverse, and tax planning strategies. Further, management’s judgment regarding the use of estimates and projections is required in assessing the Company’s ability to realize deferred tax assets related to NOL carryforwards, as most of these assets are subject to limited carryforward periods. In evaluating realizability, management considered the pending merger with a business development company and its potential impact on the availability of future taxable income.
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

Results of Operations
This section of this Annual Report generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussion of 2024 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Comparison of the Years Ended December 31, 2025 and 2024
The following table summarizes the results of our operations:

(in millions)	For the Year Ended December 31,		Change
	2025	2024
Revenues	$41.5	$45.0	$(3.5)
Provision for (benefit from) credit losses	(0.9)	12.8	$(13.7)
Loss on impairment	0.6	5.8	$(5.2)
Loss on disposal of inventory	0.3	—	$0.3
Interest expense	4.8	4.7	$0.1
Pharmaceutical manufacturing, research and development expense	1.6	2.2	$(0.6)
Change in fair value of acquisition-related contingent consideration	—	(4.9)	$4.9
Depreciation and amortization expense	—	1.4	$(1.4)
General and administrative expense	14.8	11.5	$3.3
Other income (expense), net	(0.2)	6.8	$(7.0)
Income tax expense	22.6	4.9	$17.7
Net income (loss)	(2.5)	13.5	$(16.0)
Revenues
Revenues decreased to $41.5 million for the year ended December 31, 2025, from $45.0 million for the year ended December 31, 2024. The $3.5 million decrease in revenue for the year ended December 31, 2025, consisted of a $2.1 million decrease in Finance Receivables segment revenue and a $1.4 million decrease in Pharmaceutical Development segment revenue prior to the sale of MOD3. The $2.1 million decrease in Finance Receivables segment revenue was primarily due to a decrease in interest, fees and royalties earned on finance receivables that were paid off or sold during the period.
Provision for (benefit from) Credit Losses
Our provision for credit losses is established through charges or credits to income in the form of the provision in order to bring our allowance for credit losses for loans and unfunded commitments to a level deemed appropriate by management. We recognized a benefit from credit losses of $0.9 million and an expense of $12.8 million for the years ended December 31, 2025 and 2024, respectively. The $13.7 million decrease was primarily due to impairments included within the provision for credit losses during the year ended December 31, 2024.
Interest Expense
Interest expense consists of interest accrued on our revolving line of credit, 9.00% Senior Notes due 2027, unused line of credit and maintenance fees, as well as amortization of debt issuance costs. Interest expense remained consistent for the year ended December 31, 2025, as compared to the year ended December 31, 2024.
Pharmaceutical Manufacturing, Research and Development Expense
Pharmaceutical manufacturing, research and development expense decreased from $2.2 million for the year ended December 31, 2024 to $1.6 million for the year ended December 31, 2025. The $0.6 million decrease was primarily due to the sale substantially all of the assets of MOD3 during the period.

Change in Fair Value of Contingent Consideration
The change in the gain on the fair value of contingent consideration is primarily due to a recognized gain of $4.9 million from the change in fair value of acquisition-related contingent consideration during the year ended December 31, 2024. The contingent consideration is the earnout related to the 2019 acquisition of MOD3 and sharing of certain milestone and royalties due to MOD3 pursuant to a license agreement ("License Agreement") with Cara Therapeutics, Inc. ("Cara") for oral formulation rights to MOD3 technology to develop and commercialize Oral KORSUVA™ in any indication worldwide, excluding South Korea and Japan. During the year ended December 31, 2024, it was determined the milestones and royalties pursuant to the License Agreement would not be realized as a result of non-viability of the product covered by the License Agreement. Accordingly, the Company concluded that the liability for contingent consideration, previously held at its estimated fair value of $4.9 million, should be $0.
Depreciation and Amortization Expense
The $1.4 million decrease in depreciation and amortization expense for the year ended December 31, 2025 primarily consists of a decrease in amortization expense related to no longer amortizing intangible assets related to the Cara license as the intangible assets were fully impaired during the prior year. In addition, MOD3 was classified as held for sale for the current period resulting in no depreciation on fixed assets classified as held for sale.
General and Administrative Expense
General and administrative expenses consist primarily of compensation, stock-based compensation and related costs for management, staff and Board; legal and audit expenses; and corporate governance expenses. General and administrative expenses increased to $14.8 million for the year ended December 31, 2025 from $11.5 million for the year ended December 31, 2024 primarily due to an increase in compensation costs and legal costs during the period.
Other Income (Expense), Net
Other income (expense), net decreased to an expense of $0.2 million for the year ended December 31, 2025. Other income, net was $6.8 million for the year ended December 31, 2024. The $7.0 million change is primarily due to a loss on revaluation of finance receivables compared to a gain on finance receivables in the same period in the prior year.
Income Tax Expense
During the years ended December 31, 2025 and 2024 we recognized $22.6 million and $4.9 million of income tax expense, respectively. Income tax expense increased period over period due to a reduction in the realizability of the deferred tax assets as of December 31, 2025.
Liquidity and Capital Resources
As of December 31, 2025, we had $42.8 million in cash and cash equivalents, compared to $5.9 million as of December 31, 2024. The primary driver of the $36.9 million increase in our cash balance was primarily related to interest, fees, principal and royalty payments received on finance receivables, and proceeds from the sale and repayment of finance receivables. The increase in cash and cash equivalents was partially offset by the payment of dividends, investment funding, net of deferred fees and origination expenses, net payments of our credit facility, payments for payroll and benefits expense, payments on accounts payable, and share repurchases.
We entered into a $45.0 million revolving credit facility in June 2023 with First Horizon Bank. The Credit Agreement provides for one or more incremental increases not to exceed $80.0 million, subject to the consent of the Agent and each Lender, at any time prior to the Commitment Termination Date. On December 4, 2025, the Company, SWK Funding LLC, First Horizon Bank, and the financial institution party thereto entered into a Sixth Amendment to the Credit Agreement (the “Amendment”), to reduce the aggregate commitments thereunder from $60.0 million to $10.0 million. As of December 31, 2025, there was no outstanding amount under the new Credit Agreement. The $10.0 million Credit Agreement contains a $5.0 million liquidity covenant, bringing the total amount available for borrowing to $5.0 million.
Primary Driver of Cash Flow
Our ability to generate cash in the future depends primarily upon our success in implementing our Finance Receivables business model of generating income by providing capital to a broad range of life science companies, institutions and inventors. During the period presented we generated income primarily from four sources:

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

As of December 31, 2025, our finance receivables portfolio contains $218.6 million of net finance receivables. We expect these assets to generate positive cash flows in 2026. We continuously monitor the short and long-term financial position of our finance receivables portfolio. In addition, the majority of our finance receivables portfolio are debt instruments that carry floating interest rates. Changes in interest rates, including the levels of the underlying reference rates, may affect the interest income for debt instruments with floating rates. We believe we are well positioned to benefit should market interest rates rise in the future.
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
As of December 31, 2025, we had $2.5 million in unfunded commitments. Please refer to Item 1., Financial Statements, Note 8 of the notes to the consolidated financial statements for further information regarding the Company’s commitments and contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the year ended December 31, 2025, our cash and cash equivalents were deposited in accounts at well capitalized financial institutions. The fair value of our cash and cash equivalents at December 31, 2025 approximated its carrying value.
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
SWK HOLDINGS CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report Of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
SWK Holdings Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of SWK Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Finance Receivables and Related Finance Receivable Interest Income
As described in Note 4 to the consolidated financial statements, the Company’s consolidated finance receivables were carried at $218.6 million as of December 31, 2025, which is net of the allowance for credit losses of $7.3 million. The Company generated $38.4 million of finance receivable interest income, including fees, for the year ended December 31, 2025. As explained in Note 1 to the consolidated financial statements, the Company’s finance receivables are stated at amortized cost, net of unamortized origination fees, if any, and an allowance for credit losses. Interest income on the finance receivables is recorded on an accrual basis, using the effective interest rate method to the extent that the Company expects to collect such amounts. The Company evaluates the collectibility of both interest and principal for each finance receivable to determine whether it is impaired. A finance receivable is considered to be impaired when, based on current information and events, the Company determines it is probable that it will be unable to collect amounts due according to existing contractual terms. When a finance receivable is considered to be impaired, the amount of loss is calculated by comparing the carrying value of the finance receivable to the value determined by discounting the expected future cash flows. If actual cash flows were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of the Company’s finance receivables, related finance receivable interest income, and the Company’s results of operations.

The principal considerations for our determination that performing procedures relating to valuation of the finance receivables and related finance receivable interest income is a critical audit matter include the overall impact on the consolidated financial statements and the significant judgment by management in developing assumptions related to expected future cash flows, and the intent and ability to continue to hold the finance receivables for investment. As a result, significant auditor judgment, subjectivity, and effort were required in performing audit procedures and evaluating audit evidence related to these assumptions. Additionally, for certain finance receivables, there may be limited historical data with which to evaluate the expected future cash flows.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) evaluating management’s process and valuation method for developing the estimate of expected cash flows of its finance receivables and potential credit losses; (ii) testing the completeness and accuracy of the underlying data used in the estimate; (iii) evaluating management’s assumptions used to estimate future cash flows, and (iv) evaluating management’s intent and ability to continue to hold the finance receivables for investment. Evaluating management’s assumptions used to estimate future cash flows for reasonableness involved (i) considering historical cash flows from the Company’s finance receivable portfolio; (ii) comparing prior period estimates to actual results of the same period; (iii) publicly available information which supports or is to the contrary of the estimated future cash flows and; (iv) determining whether the estimated cash flows used were consistent with evidence obtained in other areas of the audit.
/s/ BPM LLP

We have served as the Company’s auditor since 2006.

San Francisco, California
March 20, 2026

SWK HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$42,763	$5,927
Interest, accounts receivable, and other receivables	3,860	5,788
Assets held for sale, net (Note 6)	—	6,398
Other current assets	163	2,141
Total current assets	46,786	20,254

Finance receivables, net of allowance for credit losses of $7,278 and $11,249 as of December 31, 2025 and 2024, respectively	218,627	277,760
Collateral on foreign currency forward contract	—	2,750
Marketable investments	184	580
Deferred tax assets, net	912	23,484
Warrant assets	5,913	4,366
Other non-current assets, net	—	3,041
Total assets	$272,422	$332,235

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$4,974	$2,810
Liabilities held for sale, net (Note 6)	—	1,255
Deferred income	—	1,500
Total current liabilities	4,974	5,565

Unsecured senior notes, net	32,110	31,412
Revolving credit facility	—	6,233
Other non-current liabilities	240	335
Total liabilities	37,324	43,545

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 250,000,000 shares authorized; 12,095,979 and 12,213,599 shares issued and outstanding as of December 31, 2025 and 2024, respectively	12	12
Additional paid-in capital	4,418,010	4,419,991
Accumulated deficit	(4,182,924)	(4,131,313)
Total stockholders' equity	235,098	288,690
Total liabilities and stockholders' equity	$272,422	$332,235

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Revenues:
Finance receivable interest income, including fees	$38,439	$40,787
Pharmaceutical development	2,153	3,616
Other	865	584
Total revenues	41,457	44,987
Costs and expenses:
Provision for (benefit from) credit losses	(924)	12,756
Loss on impairment	641	5,771
Loss on disposal of inventory	314	—
Interest expense	4,797	4,685
Pharmaceutical manufacturing, research and development expense	1,551	2,203
Change in fair value of acquisition-related contingent consideration	—	(4,900)
Depreciation and amortization expense	40	1,399
General and administrative expense	14,763	11,487
Income from operations	20,275	11,586
Other income (expense), net
Unrealized net gain on warrants	775	2,406
Net gain on exercise and cancellation of warrants	—	445
Loss on sale of assets	(82)	—
Gain on sale of business	1,601	—
Net loss on marketable investments	(384)	(266)
Realized gain on early payment of finance receivables	1,729	1,065
Gain (loss) on revaluation of finance receivables	(3,727)	2,495
Realized and unrealized foreign currency transaction gains (losses)	(71)	641
Income before income tax expense	20,116	18,372
Income tax expense	22,649	4,884
Net income (loss)	$(2,533)	$13,488

Net income (loss) per share
Basic	$(0.21)	$1.09
Diluted	$(0.21)	$1.09
Weighted average shares outstanding
Basic	12,162	12,369
Diluted	12,162	12,383
See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances at December 31, 2023	12,497,770	$12	$4,425,104	$(4,144,801)	$280,315
Stock-based compensation	—	—	944	—	944
Issuance of restricted common stock	73,364	—	—	—	—
Forfeiture of unvested restricted stock	(6,446)	—	—	—	—
Net settlement for employee taxes on stock options	—	—	(43)	—	(43)
Stock options exercised, net	2,595	—	—	—	—
Repurchases of common stock in open market	(353,684)	—	(6,014)	—	(6,014)
Net income	—	—	—	13,488	13,488
Balances at December 31, 2024	12,213,599	12	4,419,991	(4,131,313)	288,690
Stock-based compensation	—	—	1,175	—	1,175
Issuance of restricted common stock	72,834	—	—	—	—
Repurchases of common stock in open market	(199,218)	—	(3,067)	—	(3,067)
Net settlement for employee taxes on stock options	—	—	(89)	—	(89)
Cash dividends ($4.00 per share)	—	—	—	(49,078)	(49,078)
Stock options exercised, net	8,764	—	—	—	—
Net loss	—	—	—	(2,533)	(2,533)
Balances at December 31, 2025	12,095,979	12	4,418,010	(4,182,924)	235,098

See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(2,533)	$13,488
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for (benefit from) credit losses	(695)	12,756
Loss on sale of assets	82	—
Loss on impairment	641	5,771
Right-of-use amortization	143	415
Amortization of debt issuance costs	1,351	1,054
Deferred income taxes, net	22,573	4,807
Unrealized net gain on warrants	(775)	(2,406)
Loss on disposal of inventory	314	—
Net gain on exercise and cancellation of warrants	—	(445)
Gain on sale of business	(1,476)	—
Change in fair value of acquisition-related contingent consideration	—	(4,900)
Loss (gain) on revaluation of finance receivables	3,727	(2,495)
Foreign currency transaction gains	(681)	(1,414)
Loss on marketable investments	384	266
Loan discount amortization and fee accretion	(2,225)	(3,918)
Interest paid-in-kind	(1,785)	(2,807)
Stock-based compensation	1,175	944
Depreciation and amortization expense	40	1,399
Changes in operating assets and liabilities:
Interest, accounts receivable and other receivables	1,929	(1,059)
Derivative assets and liabilities, net	915	1,229
Collateral on foreign currency forward contract	2,750	—
Other assets, net	1,343	199
Accounts payable, accrued expenses, and other non-current liabilities	1,589	(1,326)
Deferred income	(1,500)	1,491
Net cash provided by operating activities	27,286	23,049

	Year Ended December 31,
	2025	2024

Cash flows from investing activities:
Proceeds from sale of property and equipment	110	—
Settlement of foreign currency forward contract	1,560	—
Proceeds from sale of assets and liabilities held for sale	6,790	—
Sale of marketable investments	—	574
Investment in finance receivables	(28,500)	(63,706)
Proceeds from sale of finance receivables	31,678	—
Repayment of finance receivables	56,911	53,109
Corporate debt securities principal payments	21	27
Purchases of property and equipment	(512)	(138)
Net cash provided by (used in) investing activities	68,058	(10,134)

Cash flows from financing activities:
Net settlement for employee taxes on stock options	(89)	(43)
Net payments on from credit facility	(6,233)	(6,117)
Cash dividends	(49,078)	—
Payments on financing costs	(41)	(50)
Repurchases of common stock, including fees and expenses	(3,067)	(6,014)
Net cash used in financing activities	(58,508)	(12,224)

Net increase in cash and cash equivalents	36,836	691
Cash and cash equivalents at beginning of period	5,927	5,236
Cash and cash equivalents at end of period	42,763	5,927

Supplemental non-cash investing and financing activities:
Derecognition of right-of-use assets and operating lease liabilities upon termination of lease	—	82
Cash paid for interest	$2,967	$3,082
Fair value of warrants received with finance receivables	$537	$1,241
See accompanying notes to the consolidated financial statements.

SWK HOLDINGS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. SWK Holdings Corporation and Summary of Significant Accounting Policies
Nature of Operations
October 9, 2025, SWK Holdings Corporation (the “Company,” “we,” or “us”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Runway Growth Finance Corp., a Maryland corporation (“Runway Growth Finance”), RWAY Portfolio Holding Corp., a Delaware corporation and a direct wholly owned subsidiary of Runway Growth Finance (“Intermediary Sub”), RWAY Portfolio Corp., a Delaware corporation and a direct wholly owned subsidiary of Intermediary Sub, and Runway Growth Capital LLC, a Delaware limited liability company (collectively “Runway”). Pursuant to the Merger Agreement, and subject to its terms and conditions, the Company will merge with and into Runway through a series of mergers (the “Merger”). The closing of the Merger remains subject to certain other customary closing conditions, including the adoption of the Merger Agreement by the Company’s stockholders. Completion of the Merger is expected to occur in the first half of 2026.
Prior to entering into the Merger Agreement, we operated as a specialty finance and asset management business focused on the life sciences sector. We evaluated and invested in a broad range of healthcare-related companies and products with innovative intellectual property, including the biotechnology, medical device, medical diagnostics and related tools, animal health and pharmaceutical industries. We allocated capital within our finance receivables portfolio to generate income derived from third-party sales of life science products and related earned-income sources.
Following completion of the Merger, the Company will cease operating as an independent specialty finance and asset management platform.
The Company was originally incorporated in California in July 1996 and reincorporated in Delaware in September 1999. The Company is headquartered in Dallas, Texas, and had 9 full-time employees. as of December 31, 2025.
As of March 7, 2026, the Company and its partners have executed transactions with 58 different parties under its specialty finance strategy, funding an aggregate of $876.1 million in various financial products across the life science sector. The Company’s portfolio includes senior and subordinated debt backed by royalties and synthetic royalties paid by companies in the life science sector, and purchased royalties generated by sales of life science products and related intellectual property.
During 2019, we commenced our Pharmaceutical Development segment with the acquisition of Enteris BioPharma, Inc. (“Enteris”). As of March 13, 2025 the Company changed the name of Enteris to MOD3 Pharma ("MOD3"). MOD3 is a clinical development and manufacturing organization providing development services to pharmaceutical partners. MOD3 seeks to generate income by providing customers pharmaceutical development, formulation and manufacturing services. During the three months ended September 30, 2025, the Company sold MOD3, which was considered a disposition of a business but did not represent a strategic shift for the Company.
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
Segment Information
For the years ended December 31, 2025 and 2024, the Company earned revenues from its two U.S.-based business segments: its specialty finance and asset management business offering customized financing solutions to a broad range of life-sciences companies, and its business offering clinical development and manufacturing services to pharmaceutical partners. Following the sale of substantially all assets of the Pharmaceutical Development Segment in the third quarter of 2025, the Finance Receivables segment became the Company’s primary operating segment.
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
Depreciation is recorded over the estimated useful lives of the assets involved using the straight-line method. Leasehold improvements and capitalized lease assets are amortized over the estimated useful life of the asset or the respective lease term used in determining lease classification, whichever is shorter. The range of estimated useful lives is as follows:

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

Research and Development
Research and development expenses include the costs associated with internal research and development and research and development conducted for the Company by third parties. These costs primarily consist of salaries, pre-clinical and clinical trials, outside consultants, and supplies. All research and development costs discussed above are expensed as incurred. Third-party expenses reimbursed under research and development contracts, which are not refundable, are recorded as a reduction to pharmaceutical manufacturing research and development expense in the consolidated statements of operations.
Finance Receivables
The Company extends credit to customers through a variety of financing arrangements, including revenue interest term loans. The amounts outstanding on loans are referred to as finance receivables and are included in finance receivables in the consolidated balance sheets. It is the Company’s expectation that the loans originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk, some or all of certain exposures may be sold. Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If the Company no longer has the intent or ability to hold loans for the foreseeable future, then the loans are transferred to held for sale (“HFS”). Loans entered into with the intent to resell are classified as HFS. As of December 31, 2025 and 2024, the Company had no loans classified as HFS.
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
The Company measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell (“FVLCTS”) and recognizes any loss in the period in which the held for sale criteria are met. Gains, if any, are not recognized until the date of sale. We cease depreciation and amortization of a long-lived asset, or assets within a disposal group, upon their designation as held for sale and subsequently assess FVLCTS of the long-lived assets at each reporting period until the asset or disposal group is no longer classified as held for sale.
On October 9, 2025, upon execution of the Merger Agreement, management concluded that all held‑for‑sale criteria were met. Accordingly, the Company designated the SWK disposal group as held for sale as of that date.

Although the disposal group met the held‑for‑sale criteria under ASC Subtopic 360-10, Property, Plant, and Equipment-Overall-10, the Company does not present the assets and liabilities of the disposal group as separate “assets held for sale” and “liabilities held for sale” on the consolidated balance sheet. Because the Merger involves the disposition of substantially all of the Company’s net assets, separate classification would not provide meaningful information. The Company continues to present all assets and liabilities within their existing line items. Additional information regarding the disposition is provided in Note 6.
Discontinued Operations
Under ASC Subtopic 205‑20, Presentation of Financial Statements-Discontinued Operations, a disposal group is classified as a discontinued operation when all of the following criteria in ASC 205‑20 are met: (1) the disposal group represents a component of an entity whose operations and cash flows can be clearly distinguished, both operationally and for financial reporting purposes, from the rest of the Company; (2) the component meets the held‑for‑sale criteria described above; and (3) the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. Although the Merger represents a strategic shift, the disposal group does not meet the definition of a component of an entity because the operations being disposed of were not clearly distinguishable from the rest of the Company. Therefore, the disposal does not qualify for discontinued operations presentation, and all related revenues, expenses, gains, and losses remain included within income from continuing operations for all periods presented.
Provision for Credit Losses
The allowance for credit losses is intended to provide for credit losses inherent in the finance receivables portfolio and is periodically reviewed for adequacy considering credit quality indicators, including expected and historical losses and levels of and trends in past due loans, non-performing assets and impaired loans, collateral values and economic conditions. The allowance for credit losses is determined based on specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows. Changes to the allowance for credit losses are recorded in the provision for loan credit losses in the consolidated statements of operations.
Marketable Investments
The Company’s marketable investment portfolio includes debt and equity securities as of December 31, 2025. The debt security is classified as an available-for-sale security, which is reported at fair value with unrealized gains or losses recorded in other income, net of applicable income taxes. Equity securities that have a readily determinable fair value are stated at fair value. The Company records changes in fair value of its equity securities in other income (expense), net in its consolidated statement of operations.
Foreign Currency Transactions
The Company uses the U.S. dollar as its functional currency. Monetary assets and liabilities and transactions denominated in currencies other than an entity’s functional currency are remeasured into its functional currency using current exchange rates, whereas nonmonetary assets and liabilities are remeasured using historical exchange rates. The Company recognizes gains and losses from such remeasurements within other income (expense), net in the consolidated statements of operations in the period of occurrence.
Other Receivables
As of December 31, 2024, the Company had collateral receivable of $2.8 million with the counterparties on its foreign currency exchange contract and is recorded as collateral on foreign currency forward contract in the consolidated balance sheet.
Derivatives
All derivatives held by the Company are recognized in the consolidated balance sheets at fair value. Changes in fair value for derivatives that do not meet the criteria for hedge accounting, or for which the Company has not elected hedge accounting are recorded in the consolidated statements of operations. If a derivative is recorded using hedge accounting, then depending on its nature, changes in its fair value will be either offset against change in the fair value of hedged assets or liabilities through the consolidated statements of operations or recorded in other comprehensive income.
The Company had no derivatives designated as hedges as of December 31, 2025 and 2024. The Company holds warrants issued to the Company in conjunction with term loan investments discussed in Note 4. These warrants meet the definition of a derivative and are included in warrant assets in the consolidated balance sheets. The Company also uses a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. The foreign currency forward contract discussed in Note 10 is not designated as a hedging instrument, and changes in fair value are recognized in earnings.

Revenue Recognition
Finance Receivables Segment
The Company’s Finance Receivables segment records interest income on an accrual basis based on the effective interest rate method to the extent that it expects to collect such amounts. The Company recognizes investment management fees when clients invest in our recommended transactions as earned over the period the services are rendered. Incentive fees, if any, are recognized when earned at the end of the relevant performance period, pursuant to the underlying contract. The Company did not recognize any management or incentive fees in 2025 or 2024. Other service revenues are recognized when contractual obligations are fulfilled or as services are provided.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents. There were no such investments at December 31, 2025 or 2024, as all of our cash was held in checking, savings and brokerage accounts. As of December 31, 2025, cash was deposited in financial institutions and consisted of immediately available fund balances. The Company maintains its cash deposits with well-known and stable financial institutions but balances may exceed stated federally insured limits.
Interest and Accounts Receivable
The Company records interest receivable on an accrual basis and recognizes it as earned in accordance with the contractual terms of the loan agreement, to the extent that such amounts are expected to be collected. When management does not expect that principal, interest, and other obligations due will be collected in full, the Company will generally place the loan on nonaccrual status and cease recognizing interest income on that loan until all principal and interest due has been paid or the Company believes the partner company has demonstrated the ability to repay the Company’s current and future contractual obligations. Any uncollected interest related to prior periods is reversed from income in the period that collection of the interest receivable is determined to be doubtful. However, the Company may make exceptions to this policy if the investment has sufficient collateral value and is in the process of collection. The Company did not recognize any provision for interest receivable credit losses in 2025 and 2024.
Accounts receivable from management fees and pharmaceutical development revenue is recorded at the aggregate unpaid amount less any allowance for credit losses. The Company determines an account receivable’s delinquency status based on its contractual terms. Interest is not charged on outstanding balances. Accounts are written-off only when all methods of recovery have been exhausted. As of December 31, 2025 and 2024, there was no allowance for credit losses on interest and accounts receivable.

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
Finance Receivables Segment
For the year ended December 31, 2025, the Company had three customers that accounted for 33.9% of revenues. For the year ended December 31, 2024, the Company had one customer that accounted for 11.6% of revenues.
The Company performs ongoing credit evaluations of its partner companies and generally requires collateral. As of December 31, 2025, four of our business partners accounted for 48.3% of our interest and accounts receivable. As of December 31, 2024, two of our business partners accounted for 36.6% of our interest and accounts receivable.
Pharmaceutical Development Segment
For the year ended December 31, 2025 and 2024, the Company had one customer that accounted for approximately 97.5% and 96.0% of pharmaceutical development revenues, respectively.
Given the sale of substantially all of the segment assets, the Company does not expect its current or future credit risk exposures to have a significant impact on its operations. However, there can be no assurance that its business will not experience any adverse impact from credit risk in the future.
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
Fair Value of Financial Instruments
The recorded values of cash and cash equivalents, interest and accounts receivables, accounts payable, and accrued expenses approximate the fair values due to the short-term nature of the instruments.
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
Comprehensive Income (Loss)
The consolidated statements of comprehensive income (loss) have been omitted, as net income (loss) equals comprehensive income (loss) for the years ended December 31, 2025 and 2024.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The standard is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. On January 1, 2025, the Company adopted the new accounting pronouncement ASU No. 2023-09 in the current period. The adoption of ASU No. 2023-09 did not have any impact on the consolidated financial statements of operations.

In November 2024, the FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses." The ASU enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity's definition of selling expenses. The ASU is effective for fiscal years beginning with its annual financial statements for the year ended December 31, 2027. There was no material impact to our consolidated statement of operations as a result of the ASU.

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
The following table shows the computation of basic and diluted earnings per share for the following (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net income (loss)	$(2,533)	$13,488

Denominator:
Weighted-average shares outstanding	12,162	12,369
Effect of dilutive securities	—	14
Weighted-average diluted shares	12,162	12,383

Basic net income (loss) per share	$(0.21)	$1.09
Diluted net income (loss) per share	$(0.21)	$1.09

There were no outstanding options to purchase shares of common stock for the year ended December 31, 2025. For the year ended December 31, 2024, outstanding options to purchase shares of common stock in an aggregate of approximately 40,000 have been excluded from the calculation of diluted net income (loss) per share, as such securities were anti-dilutive.

Note 3. Intangible Assets
Intangible Assets
As of December 31, 2024, certain assets of the MOD3 reporting unit were classified as held for sale, including intangible assets net, of $0.2 million - see Note 6 for further details. During the year ended December 31, 2025, the Company recorded an impairment of intangible assets of $0.2 million in the consolidated statement of operations.
Prior to the Company's acquisition of MOD3, MOD3 entered into the License Agreement with Cara, for oral formulation rights to MOD3 technology to develop and commercialize Oral KORSUVATM in any indication worldwide, excluding South Korea and Japan. Cara is obligated to pay MOD3 certain development, regulatory and tiered commercial milestone payments, as well as low single-digit royalties based on net sales in the licensed territory. During 2024, the Company concluded that the milestones and royalties pursuant to the License Agreement would not be realized as a result of non-viability of product covered by the License Agreement and as a result the Company has recognized a full impairment on the license of its remaining net book value of $5.8 million which is included in the "Loss on impairment" section of our consolidated statements of operations.
There was no amortization expense related to intangible assets during the year ended December 31, 2025. Amortization expense related to intangible assets was $0.5 million for the year ended December 31, 2024.

Note 4. Finance Receivables
Finance receivables are reported at their determined principal balances net of any unearned income, cumulative charge-offs and unamortized deferred fees and costs. Unearned income and deferred fees and costs are amortized to interest income based on all cash flows expected using the effective interest method.
The carrying values of finance receivables are as follows (in thousands):

	December 31,
	2025	2024
Term loans	$215,989	$224,073
Royalty purchases	9,916	64,936
Total before allowance for credit losses	225,905	289,009
Allowance for credit losses	(7,278)	(11,249)
Total carrying value	$218,627	$277,760
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
The reserve for unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management's estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. As of December 31, 2025 and December 31, 2024, the Company has a $0.1 million liability for credit losses on off-balance sheet exposures related to unfunded commitments, with this liability included in accounts payable and accrued liabilities on the consolidated balance sheets. Please refer to Note 8 for further information on the Company's unfunded commitments.
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

The following table details the changes in the allowance for credit losses by portfolio segment for the respective periods (in thousands):

	December 31, 2025			December 31, 2024
	Term Loans	Royalties	Total	Term Loans	Royalties	Total
Allowance at beginning of period	$7,158	$4,091	$11,249	$9,731	$4,170	$13,901
Provision for (benefit from) credit losses	(1,367)	368	(999)	8,907	(79)	8,828
Write offs, net of recoveries	—	(2,972)	(2,972)	(11,480)	—	(11,480)
Allowance at end of period	$5,791	$1,487	$7,278	$7,158	$4,091	$11,249

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
The following table presents nonaccrual and performing finance receivables by portfolio segment, net of credit loss allowance (in thousands):

	December 31, 2025			December 31, 2024
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
Term loans	$—	$215,989	$215,989	$1,000	$223,073	$224,073
Royalty purchases	9,916	—	9,916	13,830	51,106	64,936
Total before allowance for credit losses	$9,916	$215,989	$225,905	$14,830	$274,179	$289,009
Allowance for credit losses	(1,487)	(5,791)	(7,278)	(2,075)	(9,174)	(11,249)
Total carrying value	$8,429	$210,198	$218,627	$12,755	$265,005	$277,760
As of December 31, 2025, the Company had three finance receivables in nonaccrual status: (1) the Flowonix Medical, Inc. (“Flowonix”) royalty, with a carrying value of $5.9 million; (2) the Best ABT, Inc. (“Best”) royalty, with a carrying value of $1.8 million; (3); and the Ideal Implant, Inc. (“Ideal”) royalty, with a carrying value of $2.3 million. The Company collected $3.1 million and $15.9 million on finance receivables in nonaccrual status for the years ended December 31, 2025 and 2024, respectively.
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

Revaluation of Finance Receivable
On April 10, 2025, the Company completed the sale of the majority of its finance receivables segment royalty portfolio to Soleus Capital (“Soleus”) for approximately $34.0 million in cash ("the Transaction"), which approximated the fair value of those royalties. The amortized cost basis of the royalty portfolio was $37.7 million, inclusive of interest receivables of $2.3 million. As a result of the Transaction, the Company performed a lower-of-cost-or-market analysis in the aggregate resulting in a loss of $3.7 million which is included in the "Gain (loss) on revaluation of finance receivables" caption on the Company's consolidated statements of operations for the year ended December 31, 2025. In conjunction with the closing, the Company's Board of Directors declared a special cash dividend of $4.00 per share, payable to all holders of record of the Company’s common stock as of April 24, 2025, with a payment date of May 8, 2025.
During the year ended December 31, 2024, the Company revalued its royalty for Iluvien as a result of entering into an amendment. Pursuant to the amendment, the forecast of cash flows to be received over the life of the financial royalty was revised resulting in a revaluation gain of $2.5 million and corresponding mark-up to the carrying value which is included in the "Gain on revaluation of finance receivables" caption on our consolidated statements of operations for the year ended December 31, 2024.
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

The following table summarizes the carrying value of Finance Receivables by origination year, grouped by risk rating (in thousands):

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Total
Term Loans
5	$—	$29,909	$25,325	$19,679	$16,437	$—	$91,350
4	14,675	—	28,992	—	—	—	43,667
3	—	8,092	5,600	23,082	—	23,533	60,307
2	—	—	6,151	—	14,514	—	20,665
1	—	—	—	—	—	—	—
Subtotal - Term Loans	$14,675	$38,001	$66,068	$42,761	$30,951	$23,533	$215,989

Royalties
Green	$—	$—	$—	$—	$—	$—	$—
Yellow	—	—	—	—	—	—	—
Red	—	—	—	—	2,286	7,630	9,916
Subtotal - Royalties	$—	$—	$—	$—	$2,286	$7,630	$9,916

Total Finance Receivables, gross	$14,675	$38,001	$66,068	$42,761	$33,237	$31,163	$225,905

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Total
Term Loans
5	$—	$—	$—	$16,378	$—	$28,926	$45,304
4	7,929	36,406	55,353	—	—	—	99,688
3	—	24,920	—	11,930	—	26,482	63,332
2	—	—	—	14,749	—	—	14,749
1	—	—	—	—	—	1,000	1,000
Subtotal - Term Loans	$7,929	$61,326	$55,353	$43,057	$—	$56,408	$224,073

Royalties
Green	$8,005	$11,685	$11,231	$—	$15,865	$1,267	$48,053
Yellow	—	—	—	—	3,053	—	3,053
Red	—	—	—	3,050	8,433	2,347	13,830
Subtotal - Royalties	$8,005	$11,685	$11,231	$3,050	$27,351	$3,614	$64,936

Total Finance Receivables, gross	$15,934	$73,011	$66,584	$46,107	$27,351	$60,022	$289,009

Note 5. Marketable Investments

Investments in corporate debt and equity securities as of December 31, 2025 and 2024 consist of the following (in thousands):

	Year Ended December 31,
	2025	2024
Corporate debt securities	$—	$21
Equity securities	184	559
Total marketable investments	$184	$580

The amortized cost basis amounts, gross unrealized holding gains, gross unrealized holding losses and fair values of available-for-sale debt securities as of December 31, 2025 and 2024, are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2024	$21	$—	$—	$21
Equity Securities
On May 29, 2025, as part of an amendment to an existing term loan finance receivable agreement with Elutia, Inc ("Elutia") the Company received 50,000 shares of common stock with a fair value of $0.1 million, or $1.65 per share. Sale of the shares was restricted until maturity of the term loan finance receivable with Elutia.
On June 30, 2024, the Company exercised its right to purchase all outstanding shares of AOTI, Inc ("AOTI") common stock. Upon exercise, the Company received 402,634 shares of AOTI stock with a fair value of $0.7 million, or $1.68 per share. The restricted stock can be converted into publicly traded common stock two years after the exercise date.
The following table presents gains and losses on equity securities as prescribed by ASC 321, Investments - Equity Securities during the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Net loss (gain) on equity securities during the period	$384	$(180)
Add: Net gain on warrants exercised or cancelled during the period	—	$445
Add: Net loss recognized on equity securities sold during the period	—	(180)
Unrealized loss on equity securities held at the end of the period	$384	$85

Note 6. Assets and Liabilities Held for Sale
Agreement and Plan of Merger
On October 9, 2025, the Company entered into a definitive Agreement and Plan of Merger with Runway Growth Finance Corp. (“Runway”) and its affiliated entities. Under the terms of the agreement, Runway will acquire all outstanding equity interests of the Company in a transaction expected to close in the second quarter of 2026, subject to customary closing conditions.
Following execution of the Merger Agreement, management undertook actions during the fourth quarter of 2025 to prepare the Company for the transaction, including discontinuing the evaluation of alternative strategic options and initiating activities necessary to complete the merger. As a result, the Company determined that the planned sale of the Company met the criteria for held for sale classification as of December 31, 2025. The Company recorded an impairment charge of approximately $0.4 million related to its remaining fixed assets and right of use assets during the quarter, which was recognized within “Loss on impairment” on the consolidated statement of operations for the year ended December 31, 2025.
The transaction is expected to be structured as a stock acquisition; therefore, the Company’s finance receivables, which represent a substantial portion of the total assets, will remain within the legal entity and continue to be managed in the ordinary course of business. As a result, the Company’s finance receivables continue to be classified as loans held for investment as of December 31, 2025.
In connection with the planned sale, the Company reassessed the realizability of its deferred tax assets, recorded a valuation allowance of $17.9 million against its deferred tax asset as of December 31, 2025, and recognized income tax expense of $22.6 million for the year ended December 31, 2025.
Although the planned sale represents a significant strategic transaction, it does not qualify for discontinued operations presentation as the disposal group represents the remaining operations of the Company and is not a component. The Company’s results of operations and any gains or losses associated with the held for sale classification continue to be reported within income from continuing operations.
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
The guaranteed revenue payments included two components: A mid-single digit million guaranteed revenue payment in 2024 and a mid-single digit million guaranteed revenue payment in 2025. The revenue was to be derived by the partner under an existing collaboration agreement, and the partner was to pay the difference should the minimum amount not be met each year. Each year's guaranteed revenue amount is to be paid in two installments semi-annually each year. Should revenue exceed the 2024 or 2025 guaranteed revenue amounts after receiving a difference payment in the first half of the year, we would be required to repay the partner the amount of such overpayment. There was $0.2 million guaranteed revenue recognized during the year ended December 31, 2025 and $0.4 million guaranteed revenue recognized during the year ended December 31, 2024.
On July 15, 2025, the Company, MOD3, and Aptar closed the asset purchase agreement (the "Purchase Agreement") for the sale and assignment of the assets to Aptar (the "sale of business") for an aggregate purchase price of approximately $6.9 million which includes cash previously paid by Aptar in accordance with the Option Agreement. For the year ended December 31, 2025, the Company recognized a net gain on sale of $1.6 million for the completion of the sale, which was inclusive of $3.3 million in option fees recognized as a component of the gain on sale. The gain was recognized in the "gain on sale of business" line item in our consolidated statement of operations for year ended December 31, 2025. As a result of the option being exercised, Aptar's obligation to continue making guaranteed payments for the period following the closing of the sale of business was terminated.
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
During the years ended December 31, 2025 and 2024, the sale of MOD3 to Aptar did not represent a strategic shift for the Company, and accordingly, the Pharmaceutical Development segment does not meet the criteria to be classified as a discontinued operation. As a result, we continued to report our operational results for the Pharmaceutical Development segment until the sale. The following table shows the net income (loss) before taxes for MOD3 (in thousands):

	December 31,
	2025	2024
Net income (loss) before taxes	119	(3,718)

Note 7. Debt
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
The Credit Agreement contains customary affirmative and negative covenants, in addition to financial covenants specifying that, as of the end of each calendar month, (i) the consolidated leverage ratio of Borrower will not exceed 1.00 to 1.00, (ii) the consolidated interest coverage ratio of Borrower will not be less than 4.00 to 1.00, (iii) the cash collection rate in relation to Borrower’s portfolio of loan assets will not be less than 4.5%, for such calendar month, (iv) the net charge-off percentage in relation to Borrower’s portfolio of loan assets will not exceed 3% for such calendar month, and (v) the weighted average risk rating in relation to Borrower portfolio of loan assets will not be less than 3.00. In addition, the Credit Agreement provides that at no time shall the Company permit its consolidated tangible net worth to be less than $145.0 million, or its Liquidity (as defined in the Credit Agreement) to be less than $5.0 million. The Credit Agreement also contains events of default customary for such financings, the occurrence of which would permit the Agent and Lenders to accelerate the aggregate principal amount due thereunder. As of December 31, 2025, the Company was in compliance with all covenants.
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
On December 4, 2025, the Company and the Lenders entered into a Sixth Amendment to the Credit Agreement (the “Amendment”), which amended the Credit Agreement, dated as of June 28, 2023, in order to reduce the aggregate commitments thereunder from $60.0 million to $10.0 million.
As of December 31, 2025, there was no outstanding amount under the new credit agreement. As of December 31, 2024, there was $6.2 million outstanding under the new Credit Agreement. During the years ended December 31, 2025 and 2024, the Company recognized $1.1 million and $1.1 million, respectively, of interest expense in connection with the Credit Agreement.
On February 12, 2026, First Horizon Bank and the financial institutions party thereto entered into a Seventh Amendment to Credit Agreement (the “Amendment”), which amended the Credit Agreement, dated as of June 28, 2023 (as amended by the Amendment, the “Credit Agreement”), by and among the Company, SWK Funding LLC, the lenders party thereto and First Horizon Bank as a lender and agent, in order to, effective as of February 12, 2026, amend the financial covenants and reduce the aggregate commitments thereunder from $10.0 million to $7.5 million.

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
The following table summarizes the outstanding balance of the Notes, net of debt issuance costs (in thousands):

	December 31, 2025	December 31, 2024
2027 Senior Notes	$32,969	$32,969
Debt issuance costs	(859)	(1,557)
Total Long-term debt, net	$32,110	$31,412
The Company’s future principal obligations for the notes were as follows (in thousands):

December 31, 2025
2026	$—
2027	32,969
Total unsecured senior notes	$32,969
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
The Company evaluated the 2027 Senior Notes for derivatives pursuant to ASC 815, "Derivatives and Hedging," and identified an embedded derivative that required bifurcation as the feature is not clearly and closely related to the host instrument. The embedded derivative was a default provision, which could require additional interest payments. The Company reassesses the feature annually to determine if it requires separate accounting. There have been no changes to the Company’s assessment that the fair value of the embedded derivative is immaterial through December 31, 2025.

Note 8. Commitments and Contingencies
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
All the Company’s material leases are operating leases. Right-of-use ("ROU") assets related to operating leases are included on the consolidated balance sheets in other non-current assets. Operating lease cost is recognized over the lease term on a straight-line basis and is recorded within general and administrative expenses on the consolidated statements of operations. In March of 2023, the Company entered into a new lease for office space in Dallas, Texas on Sherry Lane. The Company’s corporate office space in Dallas, Texas totals approximately 4,450 square feet.
Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.5 million for the years ended December 31, 2025 and 2024 and right-of-use assets obtained in exchange for new operating lease obligations was $0.4 million and $0.5 million.
The components of lease cost is as follows (in thousands):

	December 31,
	2025	2024
Operating lease cost	$278	$474
Variable lease cost	54	63
Total lease cost	$332	$537
Supplemental balance sheet information related to operating leases is as follows (in thousands):

		December 31,
	Balance Sheet Location	2025	2024
Operating lease right-of-use assets (1)	Other non-current assets, net	$—	$518

Operating lease liabilities, current	Other current liabilities	144	130
Operating lease liabilities, non-current	Other non-current liabilities	312	468
Total operating lease liabilities (2)		$456	$598
(1) As of December 31, 2024 operating lease right-of-use assets exclude $1.2 million that are included in assets held for sale, net, on the consolidated balance sheet. See Note 6. As of December 31, 2025, operating lease right-of-use assets totaling $0.4 million were presented net of a valuation adjustment on disposal group of $0.4 million.

(2) As of December 31, 2024 total operating lease liabilities exclude $1.3 million that are included in liabilities held for sale on the consolidated balance sheet. See Note 6.

	December 31,
	2025	2024
Weighted-average remaining lease term (years)	2.7	3.7
Weighted-average discount rate	7.1%	7.1%

Future minimum rent on the Company's operating leases is as follows (in thousands):

2026	$183
2027	188
2028	128
Total future lease payments	$499
Contingent Consideration
During fiscal year 2019 the Company recorded contingent consideration related to the 2019 acquisition of MOD3 and sharing of certain milestone and royalties due to MOD3 pursuant to the License Agreement. Contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved, with changes in the estimated fair value recognized in earnings. During the year ended December 31, 2024, it was determined the milestones and royalties pursuant to the License Agreement would not be realized as a result of non-viability of the product covered by the License Agreement. Accordingly, the Company concluded that the liability for contingent consideration, previously held at its estimated fair value of $4.9 million, should be $0. The write-off of this contingent consideration liability resulted in a gain of $4.9 million during the year ended December 31, 2024, and is included in the "Change in fair value of acquisition-related contingent consideration" caption of our consolidated statements of operations.
Unfunded Commitments
As of December 31, 2025, the Company's unfunded commitments were as follows (in millions):

MedMinder Systems, Inc.	$2.5
Total unfunded commitments	$2.5
Per the terms of the royalty purchase or credit agreements, unfunded commitments are contingent upon reaching an established revenue threshold or other performance metrics on or before a specified date or period of time, and in the case of loan transactions, are subject to being advanced as long as an event of default does not exist.
Litigation
The Company is involved in, or has been involved in, arbitrations or various other legal proceedings that arise from the normal course of its business. The ultimate outcome of any litigation is uncertain, and either unfavorable or favorable outcomes could have a material impact on the Company’s results of operations, balance sheets and cash flows due to defense costs, and divert management resources. The Company cannot predict the timing or outcome of these claims and other proceedings. As of December 31, 2025, the Company is not involved in any arbitration and/or other legal proceeding that it expects to have a material effect on its business, financial condition, results of operations and cash flows.
Merger Litigations
On March 6, 2026, in connection with the Mergers, a purported individual shareholder of the Company filed a complaint in New York state court, captioned Eric Brady v. SWK Holdings Corp., et al., No. 651394/2026 (N.Y. Sup. Ct., N.Y. Cnty.), naming as defendants the Company and certain members of the Company’s board of directors as of the date of the Merger Agreement (“Brady”). On March 9, 2026, an additional case was filed by a purported individual shareholder of the Company in the same court against the same defendants, captioned Anthony Malone v. SWK Holdings Corp., et al., No. 651422/2026 (N.Y. Sup. Ct., N.Y. Cnty.) (“Malone”). The Brady and Malone cases, and any similar subsequently filed cases involving the Company, RWAY, their respective boards of directors, or any committee thereof and/or any of their directors or officers relating directly or indirectly to the Merger Agreement, the Mergers, or any related transaction, are referred to as the “Merger Litigations.” The Merger Litigations filed to date generally allege that the proxy statement issued on Schedule 14A by the Company on March 3, 2026 is materially incomplete and misleading and assert claims for negligent misrepresentation and concealment and negligence under New York common law. The Merger Litigations seek, among other things, an injunction enjoining consummation of the Mergers, rescission of the Mergers, costs of the actions, including attorneys’ fees and experts’ fees and expenses, and any other relief the court may deem just and proper. In addition, the Company has received multiple demand letters from purported Company stockholders (the “Demand Letters”), alleging that the proxy statement omits material information in violation of federal securities laws and state law disclosure requirements and demanding that the Company provide additional disclosures in an amendment or supplement to the proxy statement. The Company denies all allegations in the Merger Litigations and the Demand Letters, believes that no additional disclosure is required in the proxy statement, and intends to vigorously defend against these and any similar Merger Litigations and Demand Letters.
Indemnification
As permitted by Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity, or in other capacities at the Company’s request. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any such amounts. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company had no liabilities recorded for these agreements as of December 31, 2025 and 2024.

Note 9. Stockholders' Equity
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
On May 19, 2025, the Company announced that the Board had authorized the Company to repurchase up to $10.0 million of the Company’s outstanding shares of common stock from time-to-time until May 16, 2025, through a trading plan established in compliance with Rule 10b5-1 and Rule 10b-18 of the Exchange Act (the “Current Repurchase Program”). The Current Repurchase Program was paused on August 11, 2025.
As of December 31, 2025, the Company has repurchased an aggregate of 992,629 shares under the Prior Repurchase Programs and Current Repurchase Program at a total cost of $16.5 million, or $16.67 per share.
Preferred Stock
The Company’s Board may, without further action by the stockholders, issue one or more series of preferred stock and fix the rights and preferences of those shares, including the dividend rights, dividend rates, conversion rights, exchange rights, voting rights, terms of redemption, redemption price or prices, liquidation preferences, the number of shares constituting any series and the designation of such series. As of December 31, 2025, no shares of preferred stock have been issued.
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
The calculation of the fair values of our stock-based compensation plans requires estimates that require management’s judgments. Under ASC 718, Compensation - Stock Compensation, the fair value of each stock option is estimated on the grant date using the Black-Scholes option-pricing model. The valuation models require assumptions and estimates to determine expected volatility, expected life and expected risk-free interest rates. The expected volatility was determined using historical volatility of our stock based on the contractual life of the award. The risk-free interest rate assumption was based on the yield on zero-coupon U.S. Treasury strips at the award grant date. There were no options granted in the fiscal years ended December 31, 2025 and 2024.
The following table summarizes activities under the 2010 Stock Incentive Plan for the indicated periods:

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2023	67,500	$12.70	5.0	$326
Options exercised	(18,750)	12.50
Balances, December 31, 2024	48,750	$12.78	3.8	$137
Options exercised	(48,750)	12.78
Balances, December 31, 2025	—	—	—	—
 The company issued an aggregate of 8,764 and 2,595 shares of common stock related to the cashless exercise of stock options during the years ended December 31, 2025 and 2024, respectively.
At December 31, 2025, there were approximately 597,401 shares reserved for issuance under the 2010 Stock Incentive Plan. There were no outstanding and exercisable options as of December 31, 2025.
Employee stock-based compensation expense recognized for time-vesting options for the years ended December 31, 2025 and 2024, uses the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. Risk-free interest rates for the options were taken from the Daily Federal Yield Curve Rates on the grant dates for the expected life of the options as published by the Federal Reserve. The expected volatility was based upon historical data and other relevant factors such as the Company’s changes in historical volatility and its capital structure, in addition to mean reversion. Employee stock-based compensation expense recognized for market performance-vesting options uses a binomial lattice model for estimating the fair value of options granted under the Company’s equity incentive plan.

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
During the year ended December 31, 2025, 72,834 restricted shares were granted and 44,894 restricted shares vested. During the year ended December 31, 2024, 71,039 restricted shares were granted and 24,013 restricted shares vested. As of December 31, 2025 and 2024, there were 201,979 and 129,145 shares of restricted stock outstanding, respectively.
During the years ended December 31, 2025 and 2024, the Board approved compensation for Board services by granting 11,574 and 19,336 shares, respectively, of common stock as compensation for the non-employee directors. The Company recorded $0.2 million and $0.4 million in Board stock-based compensation expense during the years ended December 31, 2025 and 2024, respectively. The Company recorded aggregate stock-based compensation expense, including the quarterly and annual Board grants, of $1.2 million and $0.9 million during the years ended December 31, 2025 and 2024, respectively. The Company had $0.6 million of unrecognized stock option expense for time-based awards, which will be recognized through 2028.

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
Transfers into or out of any hierarchy level are recognized at the end of the reporting period in which the transfers occurred. There were no transfers between any levels for recurring fair value measurements during the years ended December 31, 2025 and 2024.
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

The Company used a foreign currency forward contract to manage the impact of fluctuations in foreign currency denominated cash flows expected to be received from one of its royalty finance receivables denominated in a foreign currency. During April 2025, the Company sold the related royalty finance receivable as part of the Transaction (See Note 3). As a result, the Company terminated its foreign currency forward contract and received a cash payment of $1.6 million. The foreign currency forward contract was not designated as a hedging instrument, and changes in fair value were recognized in earnings. The foreign currency forward contract was recorded in other non-current assets in the consolidated balance sheets as of December 31, 2024 and totaled $2.5 million. The Company recognized a loss of $0.9 million and a gain of $1.5 million due to changes in fair value related to its foreign currency forward contract for the years ended December 31, 2025 and December 31, 2024, respectively.
The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$5,913	$—	$—	$5,913
Marketable investments	$184	$184	$—	$—
Foreign currency forward contract	$—	$—	$—	$—
The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Warrant assets	$4,366	$—	$—	$4,366
Marketable investments	$580	$559	$—	$21
Foreign currency forward contract	$2,475	$—	$—	$2,475
The changes on the value of the warrant assets during the years ended December 31, 2025 and 2024 were as follows (in thousands):

Fair Value - January 1, 2024	$1,759
Issuance	1,241
Exercised	(985)
Increase in fair value	2,406
Loss on foreign currency transactions	(55)
Fair Value - December 31, 2024	4,366
Issuance	537
Exercised	—
Increase in fair value	775
Gain on foreign currency transactions	235
Fair Value - December 31, 2025	$5,913

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

	December 31, 2025	December 31, 2024
Dividend rate range	—	—
Risk-free rate range	3.5% to 4.0%	4.2% to 4.5%
Expected life (years) range	0.87 to 7.01	1.9 to 6.9
Expected volatility range	60.1% to 151.0%	56.0% to 177.7%
The warrant assets are valued using a market approach and include significant unobservable inputs such as risk-free rate, expected life, and expected volatility. For the year ended December 31, 2025, the risk-free rate range weighted average was 3.7%, and had a median of 3.7%. For the year ended December 31, 2024, the risk-free rate range weighted average was 4.4%, and had a median of 4.4%. For the year ended December 31, 2025, the expected life range weighted average was 4.9 years, and had a median of 4.7 years. For the year ended December 31, 2024, the expected life range weighted average was 5.8 years, and had a median of 4.3 years. For the year ended December 31, 2025, the expected volatility range weighted average was 67.0%, and had a median of 86.0%. For the year ended December 31, 2024, the expected volatility range weighted average 65.6%, and median of 104.3%.
As of December 31, 2025, the Company had three royalty investments, Best, Ideal, and Flowonix, that were deemed to be impaired based on reductions in carrying value. As of December 31, 2024, the Company had one term loan, BIOLASE, that was deemed to be impaired based on reductions in carrying value. As of December 31, 2024, the Company had three royalties, Best, Ideal, and Flowonix, that were deemed to be impaired based on reductions in carrying value. The following table presents these royalty and the loans measured at amortized cost using the effective interest method, which approximates fair value, on a nonrecurring basis (in thousands):

	Total Carrying Value in Consolidated Balance Sheets	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025	$9,916	$—	$—	$9,916
December 31, 2024	$14,830	$—	$—	$14,830

There were no liabilities measured at fair value on a nonrecurring basis as of December 31, 2025 or 2024.
The following information is provided to help readers gain an understanding of the relationship between amounts reported in the accompanying consolidated financial statements and the related market or fair value. The disclosures include financial instruments and derivative financial instruments measured at fair value on a recurring and non-recurring basis.
The following table presents the fair value of financial assets as of December 31, 2025 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$218,627	$219,681	$—	$—	$219,681
Marketable investments	184	184	184	—	—
Warrant assets	5,913	5,913	—	—	5,913
Foreign currency forward contract	—	—	—	—	—

The following table presents the fair value of financial assets and liabilities as of year ended December 31, 2024 (in thousands):

	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial Assets
Finance receivables, net	$277,760	$277,760	$—	$—	$277,760
Marketable investments	580	580	559	—	21
Warrant assets	4,366	4,366	—	—	4,366
Foreign currency forward contract	2,475	2,475	—	—	2,475

Note 11. Revenue Recognition
The Company's Pharmaceutical Development segment recognizes revenues received from contracts with its customers by revenue source, as we believe it best depicts the nature, amount, timing and uncertainty of our revenue and cash flow. The Company's Finance Receivables segment does not have any revenues received from contracts with customers.
The following table provides the contract revenue recognized by revenue source for the years ended December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Pharmaceutical Development Segment
License Agreement	$—	$49
Pharmaceutical development and other	2,153	3,567
Total contract revenue	$2,153	$3,616
The Company’s contract liabilities represent advance consideration received from customers and are recognized as revenue when the related performance obligation is satisfied.
The Company’s contract liabilities are presented as deferred income in the consolidated balance sheets (in thousands):

December 31, 2025
Pharmaceutical Development Segment
Beginning balance	$1,500
Additions to deferred income	1,800
Income recognized (1)	(3,300)
Ending balance	$—
(1) Included as a component on the gain of sale of MOD3 assets
The Company did not have any contract assets as of December 31, 2025 or December 31, 2024.

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
The following tables present financial information for the Company’s reportable segments for the periods indicated (in thousands):

	Year Ended December 31, 2025
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$38,439	$2,153	$—	$40,592
Other revenue	745	116	4	865
Benefit from credit losses	(924)	—	—	(924)
Loss on impairment	—	209	432	641
Interest expense	1,115	17	3,665	4,797
Pharmaceutical manufacturing, research and development expense	—	1,551	—	1,551
Loss on disposal of inventory	—	314	—	314
Depreciation and amortization expense	—	—	40	40
General and administrative expense	730	1,578	12,455	14,763
Other income (expense), net	(1,678)	1,519	—	(159)
Income tax expense	—	—	22,649	22,649
Net income (loss)	36,585	119	(39,237)	(2,533)

	Year Ended December 31, 2024
	Finance Receivables	Pharmaceutical Development and Other	Holding Company and Other	Consolidated
Revenue	$40,787	$3,616	$—	$44,403
Other revenue	553	31	—	584
Provision for credit losses	12,756	—	—	12,756
Loss on impairment	—	5,771	—	5,771
Interest expense	1,078	8	3,599	4,685
Pharmaceutical manufacturing, research and development expense	—	2,203	—	2,203
Depreciation and amortization expense	—	1,316	83	1,399
Change in fair value of acquisition-related contingent consideration	—	(4,900)	—	(4,900)
General and administrative expense	449	2,967	8,071	11,487
Other income (expense), net	7,194	—	(408)	6,786
Income tax benefit	—	—	4,884	4,884
Net income (loss)	34,251	(3,718)	(17,045)	13,488
Included in Holding Company and Other are the expenses of the parent holding company and certain other enterprise-wide overhead costs, including public company costs and non-MOD3 corporate employees, which have been included for purposes of reconciling to the consolidated amounts.
The following table presents total assets for the Company's reportable segments for the periods indicated (in thousands):

	December 31,
	2025	2024
Total Assets (Liabilities)
Finance Receivables	$268,796	$299,248
Pharmaceutical Development and Other	—	7,786
Holdings Company and Other	3,626	25,201
Total	$272,422	$332,235

Note 13. Income Taxes
The components of income before income tax expense are as follows (in thousands):

	December 31,
	2025	2024
U.S.	$20,116	$18,372

The Company’s income tax expense was as follows (in thousands):

	December 31,
	2025	2024
Current expense
State	$75	$78
Deferred expense
Federal	22,401	4,879
State	173	(73)
Total income tax expense	$22,649	$4,884
The components of the income tax expense are as follows (in thousands):

	December 31,
	2025	2024
Federal tax provision at statutory rate	$4,224	$3,858
State taxes, net of federal income tax benefit	120	(13)
Mark-to-market adjustments	(82)	(476)
Tax credits	(54)	(4)
Contingent consideration revaluation	—	(1,029)
Other	270	143
Write off of expired deferred tax assets	254	2,405
Change in valuation allowance	17,917	—
Total income tax expense	$22,649	$4,884
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
In connection with the anticipated sale to Runway Growth Finance Corporation expected in the second quarter of 2026, the Company re-evaluated the realizability of its deferred tax assets. Based on all available evidence, the Company concluded it is more likely than not that a portion of its U.S. federal and state deferred tax assets will not be realized. Accordingly, the Company recorded a valuation allowance of $17.9 million as of December 31, 2025. As of December 31, 2024, the Company maintained no valuation allowance against its deferred tax assets

Deferred tax assets consist of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Credit carryforward	$2,989	$2,899
Provision for credit losses	1,589	2,433
Stock-based compensation	277	230
Impairment	3,352	2,311
Other	720	688
Net operating losses	9,883	13,682
Gross deferred tax assets	$18,810	$22,243

Valuation Allowance	(17,917)	—

Deferred tax liabilities:
Intangible assets	5	1,863
Other	14	(622)
Net deferred tax assets	$912	$23,484
 The Tax Reform Act of 1986 limits the use of NOLs and tax credit carryforwards in certain situations where stock ownership changes occur. In the event the Company has had a change in ownership, the future utilization of the Company’s net operating loss and tax credit carryforwards could be limited.
As of December 31, 2025, the Company had NOL carryforwards for federal income tax purposes of approximately $46.9 million. The federal NOL carryforwards, if not offset against future income, will expire by 2038. Approximately $6.9 million can be carried forward indefinitely.
The Company also had federal research carryforwards of $3.0 million. The federal research credits began to expire in 2025 and will fully expire by 2045.
The Company records liabilities, where appropriate, for all uncertain income tax positions and recognizes potential accrued interest and penalties related to unrecognized tax benefits within income tax expense. The adoption of these provisions did not have an impact on the Company's consolidated financial condition, results of operations or cash flows. As of December 31, 2025 and 2024, the Company had approximately $0.7 million of unrecognized tax benefit, none of which would impact the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially over the next twelve months. There are no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of December 31, 2025.
The Company is subject to taxation in the U.S. and various state jurisdictions. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2007 through December 31, 2025 due to carryforward of unutilized net operating losses and research and development credits. The Company does not anticipate significant changes to its uncertain tax positions through December 31, 2025.

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
In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the criteria established in Internal Control—Integrated Framework issued in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of that evaluation, management concluded that as of December 31, 2025, our internal control over financial reporting was effective based on the criteria set forth in the COSO framework.
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
Changes in Internal Control over Financial Reporting
There have been no changes during the Company's fiscal year ended December 31, 2025 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not Applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board has adopted a Code of Ethics and Conduct that applies to our principal executive officer, principal financial officer and principal accounting officer, as well as to the members of our Board and our other officers and employees. This Code of Ethics and Conduct is available on our website at https://irp.cdn-website.com/95ed1c01/files/uploaded/SWK_Code_of_Ethics_2010.pdf. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Ethics and Conduct on our website.
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
The information under the principal headings “ELECTION OF DIRECTORS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE,” and “CODE OF ETHICS AND CONDUCT”, the information regarding executive officers of the Company under the subheading “Executive Officers”, and the information regarding the Audit Committee under the subheading “Board Meetings and Committees” under the principal heading “CORPORATE GOVERNANCE,” in the Company’s 2026 Proxy Statement, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information under the principal headings “DIRECTOR COMPENSATION,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, “EXECUTIVE COMPENSATION,” and “RELATED INFORMATION” in the Company’s 2026 Proxy Statement, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the principal headings “EQUITY COMPENSATION PLAN INFORMATION” and “OWNERSHIP OF EQUITY SECURITIES OF THE COMPANY” in the Company’s 2026 Proxy Statement, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates, is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information under the principal heading “TRANSACTION WITH RELATED PERSONS” in the Company’s 2026 Proxy Statement, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent public accounting firm is BPM LLP, San Francisco, CA, USA, PCAOB Auditor Firm ID 207.
The information under the subheadings “Audit Fees and All Other Fees” and “Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” below the principal heading “AUDIT FEES” in the Company’s 2026 Proxy Statement, which we intend to file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates, is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Report:
1. Financial Statements:

2. Exhibits: See attached Exhibit Index.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below as of March 20, 2026.

By:	/s/ Joe D. Staggs
Joe D. Staggs
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jerry Albright
Jerry Albright
Director

By:	/s/ Laurie M. Dotter
Laurie M. Dotter
Director

By:	/s/ Robert K. Hatcher
Robert K. Hatcher
Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

3.01	Third Amended and Restated Certificate of Incorporation, dated as of August 12, 2022.	8-K	3.1	08/15/22

3.02	Amended and Restated Bylaws, dated as of August 12, 2022.	8-K	3.02	08/15/22

4.01	Form of Specimen Common Stock Certificate	S-1/A	4.01	09/21/99

4.02	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	4.02	03/31/23

4.03	Indenture dated as of October 3, 2023, between the Company and Wilmington Trust, National Association, as trustee.	8-K	4.1	10/03/23

4.04	First Supplemental Indenture dated as of October 3, 2023, between the Company and Wilmington Trust, National Association, as trustee	8-K	4.2	10/03/23

4	Form of 9.00% Senior Notes due 2027 (included as Exhibit A to 4.04 above)	8-K	4.2.1	10/03/23

10.01	2010 Equity Incentive Plan, as amended.*	DEF 14A	Appendix A	10/23/19

10.02	SWK Holdings Corporation 2010 Equity Incentive Plan Form of Restricted Stock Award Agreement.*	10-Q	10.2	11/09/10

10.03	Registration Rights Agreement, dated as of September 6, 2013, among Double Black Diamond, L.P., Double Black Diamond Offshore Ltd., Black Diamond Offshore, Ltd. and the Company	8-K	10.4	09/09/13

10.04	Employment Agreement, dated January 28, 2019, between the Company and Winston L. Black III.*	8-K	10.1	01/30/19

10.05	Royalty Agreement, dated April 2, 2013, among SWK Funding LLC, Bess Royalty, L.P. and InSite Vision Incorporated.**#	S-1/A	10.1	04/01/14

10.06	Stockholders’ Agreement, dated August 18, 2014, among Double Black Diamond Offshore Ltd., Black Diamond Offshore Ltd. and SWK Holdings Corporation	8-K	10.2	08/19/14

10.07	Amendment No. 1 to the Stockholders’ Agreement dated June 28, 2022	8-K	10.1	06/29/22

10.08	Amendment No. 2 to the Stockholders’ Agreement dated February 27, 2023	10-K	10.1	3/31/23

10.09	Royalty Agreement dated December 13, 2016, among SWK Funding LLC and Opiant Pharmaceuticals, Inc.	10-K	10.2	03/29/18

10.10	Loan and Security Agreement between SWK Holdings Corporation and SWK Funding LLC as Borrowers and Certain Financial Institutions as Lenders and State Bank and Trust Company as Agent dated June 29, 2018	8-K	10.1	06/29/18

10.11	First Amendment to Loan and Security Agreement dated August 26, 2019 by and among SWK Holdings Corporation and Cadence Bank, N.A.	10-K	10.1	03/31/23

10.12	Second Amendment to Loan and Security Agreement dated June 29, 2021 by and among SWK Holdings Corporation and Cadence Bank, N.A.	8-K	10.1	06/29/21

10.13	Third Amendment to Loan and Security Agreement dated September 27, 2021 by and among SWK Holdings Corporation and Cadence Bank, N.A.	8-K	10.1	10/01/21

10.14	Fourth Amendment to Loan and Security Agreement, dated September 26, 2022, by and among SWK Holdings Corporation, SWK Funding LLC and Cadence Bank, N.A.	8-K	10.1	09/28/22

10.15	Fifth Amendment to Loan and Security Agreement between SWK Holdings Corporation and SWK Funding LLC as Borrowers, and Cadence Bank, a Mississippi bank and successor by merger to Cadence Bank, N.A., a	8-K	10.1	11/22/22

10.16	Letter Agreement, dated June 30, 2022, by and between the Company and Winston L. Black III*	8-K	10.1	07/07/22

10.17	Separation and Release Agreement, dated August 31, 2022, by and between the Company and Winston L. Black III.*	10-Q	10.2	11/09/22

10.18	Employment Agreement, dated January 2, 2023 between SWK Holdings Corporation and Jody Staggs*	8-K	10.1	01/03/23

10.19	Credit Agreement, dated June 28, 2023 by and among SWK Holdings Corporation, SWK Funding LLC, the Lenders party thereto and First Horizon Bank as a Lender and Agent	8-K	10.1	6/30/23

10.20	First Amendment to Credit Agreement dated October 10, 2023 by and among the Company, SWK Funding LLC, the financial institutions party thereto and First Horizon Bank as a Lender and Agent	8-K	10.1	10/13/23

10.21	Second Amendment to Credit Agreement dated December 13, 2023 by and among the Company, SWK Funding LLC, the financial institutions party thereto and First Horizon Bank as a Lender and Agent~†	10-K	10.21	03/20/25

10.22	Exclusive Option and Asset Purchase Agreement, by and between Enteris Biopharma, Inc., the Company and AptarGroup, Inc., dated March 13, 2024	8-K	10.01	03/19/24

10.23	Consulting Agreement, by and between the Company and Yvette Heinrichson, dated February 14, 2024*†	10-Q	10.0	05/15/24

10.24	Third Amendment to Credit Agreement dated May 17, 2024 by and among the Company, SWK Funding LLC, the financial institutions party thereto and First Horizon Bank as a Lender and Agent	10-K	10.24	03/20/25

10.25	Executive Employment Agreement, dated March 14, 2025 between SWK Holdings Corporation and Adam Rice	10-K	10.25	03/20/25

10.26	Fourth Amendment to Credit Agreement and Waiver dated as of August 29, 2024 by and among the Company, SWK Funding LLC, the financial institutions party thereto and First Horizon Bank as a Lender and Agent ~	10-Q	10.0	11/14/24

10.27	Purchase and Sale Agreement, dated March 19, 2025, between the registrant and SCOF SPV I, LP.	10-Q	10.01	05/15/25

10.28	Form of Indemnification Agreement for Directors	10-Q	10.02	05/15/25

10.29	Form of Indemnification Agreement for Executive Officers	10-Q	10.03	05/15/25

10.30	Agreement and Plan of Merger, dated as of October 9, 2025, by and among SWK Holdings Corporation, Runway Growth Finance Corp., RWAY Portfolio Holding Corp., RWAY Portfolio Corp. and Runway	8-K	2.1	10/10/25

10.31	Key Stockholder Agreement, dated as of October 9, 2025, by and among Runway Growth Finance Corp., Double Black Diamond Offshore Ltd. and Black Diamond Offshore Ltd.	8-K	99.1	10/10/25

10.32	Sixth Amendment to Credit Agreement, dated December 4, 2025, by and among the Company, SWK Funding LLC, the financial institutions party thereto and First Horizon Bank as a Lender and Agent.	8-K	10.1	12/05/25

19.01	Insider Trading Policy				X
21.01	Subsidiaries				X

23.01	Consent of Independent Registered Public Accounting Firm - BPM LLP				X

Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith

24.01	Power of Attorney (included on signature page of this Annual Report on Form 10-K).				X

31.01	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.01	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

32.02	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**				X

97	SWK Holdings Corporation Compensation Recovery				X

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB+	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

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

†	Certain portions of the exhibit have been omitted pursuant to Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.

~	Certain schedules and exhibits to the Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

***	All schedules to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.